Form 10QSB
period 1999-03-31
BAHAMAS ENTERPRISES INC
filed 1999-06-02
CIK 1080908

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                   FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For quarterly period ended March 31, 1999

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _______ to __________


                            BAHAMAS ENTERPRISES, INC.
                 (Name of Small Business Issuer in its Charter)

                Nevada                                88-0409159
   (State or other jurisdiction of                 (I.R.S. Employer
    incorporation or organization)                Identification No.)


                      2980 S. Rainbow Boulevard, Suite 108
                             Las Vegas, Nevada 89102
                    (Address of principal executive offices)

Registrant's telephone number:                      (702) 248-1047


Former name, former address, and former fiscal
year end, if changed since last report:             Not applicable

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securi ties Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements in the past 90 days

         Yes [ X ]       No [   ]

Indicate the number of shares outstanding for each of the issuer's classes of Common Stock as of the last practical date:

         Common Stock, Par Value $0.001 Per Share, 2,100,000 Shares Outstanding at March 31, 1999.

Transactional Small Business Disclosure Format

         Yes [   ]      No [ X ]

                            BAHAMAS ENTERPRISES, INC.

                                TABLE OF CONTENTS



PART I   FINANCIAL STATEMENTS

         Item 1   FINANCIAL STATEMENTS (Unaudited)

                  Balance Sheets . . . . . . . . . . . . .         3

                  Statement of Operations. . . . . . . . .         5

                  Statement of Changes in
                  Stockholder Equity . . . . . . . . . . .         6

                  Statement of Cash Flows. . . . . . . . .         7

                  Notes to Financial Statements. . . . . .         8

         Item 2   Management Discussion and Analysis
                  of Financial Condition and Results
                  of Operations. . . . . . . . . . . . . .         8


PART II           OTHER INFORMATION. . . . . . . . . . . .         9

                  SIGNATURES . . . . . . . . . . . . . . .         9

                            BAHAMAS ENTERPRISES, INC.
                       (A Development Stage Company) March
                 31, 1999, March 31, 1998 and December 31, 1998



                                     ASSETS


                                            (Unaudited)             Audited
                                      -----------------------     ------------
                                      March 31,     March 31,     December 31,
                                        1999          1998           1998
                                      ---------     ---------     ------------
CURRENT ASSETS:                       $      0             0        $      0
                                      --------      --------        --------
   TOTAL CURRENT ASSETS               $      0             0        $      0
                                      --------      --------        --------
OTHER ASSETS:                         $      0             0        $      0
                                      --------      --------        --------
   TOTAL CURRENT ASSETS               $      0             0        $      0
                                      --------      --------        --------
TOTAL ASSETS                          $      0             0        $      0
                                      ========      ========        ========



                 See accompanying notes to financial statements

                            BAHAMAS ENTERPRISES, INC.
                          (A Development Stage Company)
             March 31, 1999, December 31, 1998, and March 31, 1998



                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                               (Unaudited)           Audited
                                               -----------           -------
                                          March 31,    March 31,   December 31,
                                            1999         1998          1998
                                         ----------   ----------   ------------
CURRENT LIABILITIES

  Officers Advances                      $    1,989   $        0   $        0
                                         ----------   ----------   ----------

  TOTAL CURRENT LIABILITIES              $    1,989   $        0   $        0
                                         ----------   ----------   ----------


STOCKHOLDERS' EQUITY

  Common stock, no par value
  authorized 2,500 shares
  issued and outstanding at:

  March 31, 1998 -
  2,100 shares                                        $    2,100

  December 31, 1998 -
  2,100 shares                                                     $    2,100

  Common stock, $0.001 par
  value authorized 25,000,000
  shares issued and
  outstanding at

  March 31, 1999 -
  2,100,000                              $    2,100

  Additional paid in
  Capital                                         0            0            0

  Accumulated loss                           -4,089       -2,100       -2,100
                                         ----------   ----------   ----------

  TOTAL STOCKHOLDERS' EQUITY             $   -1,989   $        0   $        0
                                         ----------   ----------   ----------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                     $        0   $        0   $        0
                                         ==========   ==========   ==========


                 See accompanying notes to financial statements

                            BAHAMAS ENTERPRISES, INC.
                          (A Development Stage Company)
              March 31, 1999, March 31, 1998, and December 31, 1998



                             STATEMENT OF OPERATIONS



                                                                                                Audited
                                                          Three Months Ended                    -------
                                                          ------------------                  Year Ended
                                                    March 31,           March 31,            December 31,
                                                      1999                1998                   1998
                                                    ---------           ---------            -----------
INCOME
   Revenue                                          $       0           $       0            $         0
                                                    ---------           ---------            -----------

EXPENSES

   General, Selling and
   Administrative                                   $   1,989           $       0            $         0
                                                    ---------            --------             ----------

     Total Expenses                                 $   1,989           $       0            $         0
                                                    ---------            --------             ----------

   Net Profit/Loss(-)                               $   1,989           $       0            $         0
                                                    =========           =========            ===========

   Net Profit/Loss(-)
   per weighted share                               $  -.0009           $     NIL            $       NIL
                                                    =========           =========            ===========

   Weighted Average
   number of common
   shares outstanding                               2,100,000           2,100,000              2,100,000
                                                    =========           =========            ===========



                 See accompanying notes to financial statements

                            BAHAMAS ENTERPRISES, INC.
                          (A Development Stage Company)
              March 31, 1999, March 31, 1998, and December 31, 1998


                   STATEMENT OF CHANGES IN STOCKHOLDER EQUITY


                                                                        Additional
                                          Common          Stock           paid-in      Accumulated
                                          Shares          Amount          Capital        Deficit
                                         ---------        ------        ----------     -----------
Balance
December 31, 1996:                          21,000        $2,100        $        0     $    -2,100

Net loss year ended
December 31, 1997:                                                                               0
                                         ---------        ------        ----------     -----------


Balance
December 31, 1997:                          21,000        $2,100        $        0     $    -2,100

Net loss year ended
December 31, 1998:                                                                               0
                                         ---------        ------        ----------     -----------


Balance
December 31, 1998:                          21,000        $2,100        $        0     $    -2,100

February 02, 1999:
Changed from no par
value to $.001                                            -2,079            +2,079

February 02, 1999:
Forward stock split
100:1                                    2,079,000        +2,079            -2,079

Net loss January 1,
1999 to
March 31, 1999:                                                                                  0
                                         ---------        ------        ----------     -----------


Balance
March 31, 1999:                          2,100,000        $2,100        $        0     $   -2,100
                                         =========        ======        ==========     ==========



                 See accompanying notes to financial statements

                            BAHAMAS ENTERPRISES, INC.
                          (A Development Stage Company)
              March 31, 1999, March 31, 1998, and December 31, 1998


                             STATEMENT OF CASH FLOWS


                                                  Unaudited
                                                  ---------                          Audited
                                              Three Months Ended                   ------------
                                          ---------------------------               Year Ended
                                          March 31          March 31,              December 31,
                                            1999               1998                    1998
                                          --------          ---------              ------------
Cash Flows from
Operating Activities:
  Net Loss                                $ -1,989          $      0               $         0
  Adjustment to reconcile
    net loss to net cash
    provided by operating
    activities                                   0                  0                        0

Changes in assets and
liabilities:                                +1,989                  0                        0
                                          --------          ---------              -----------

Net cash used in
operating activities:                     $      0          $       0              $         0

Cash Flows from
Investing Activities:                            0                  0                        0

Cash Flows from
Financing Activities:
    Issuance of common
    stock                                        0                  0                        0
                                          --------          ---------              -----------

Net increase (decrease)
    in cash                               $      0          $       0              $         0

Cash,
beginning of period                              0                  0                        0
                                          --------          ---------              -----------

Cash,
end of Period                             $      0          $       0              $         0
                                          ========          =========              ===========



                 See accompanying notes to financial statements

                            BAHAMAS ENTERPRISES, INC.
                          (A Development Stage Company)
            March 31, 1999, March 31, 1998, and December 31, 1998(1)



ITEM 1

NOTE 1 - History and Organization of the Company

The Company was organized July 10, 1996, under the laws of the State of Nevada as Bahamas Enterprises, Inc. The Company currently has no operations and in accordance with SFAS #7, is considered a development company.


NOTE 2 - Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10 -Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ending March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the financial statements and foot notes thereto included in the Company's report on Form 10SB12G for the year ended December 31, 1998.


ITEM 2

Management's Discussion and Analysis of Financial Condition and
Results of Operation

The Company has not commenced business activities and has no assets or operations. The Company is dependent upon its officers to meet any de minimis costs which may occur.

Stuart Curtis Nilson, an officer and director of the Company, has agreed to provide the necessary funds, without interest, for the Company to comply with the Securities Exchange Act of 1934, as amended, provided that he is an officer and director of the Company when the obligation is incurred. All advances are interest-free.

In addition, since the Company has had no operating history nor any revenues or earnings from operations, with no significant assets or financial resources, the Company will in all likelihood sustain
-------------
(1)  See accompanying notes.

operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in the Company incurring a net operating loss which will increase continuously until the Company can consummate a business combination with a profitable business opportunity. There is no assurance that the Company can identify such a business opportunity and consummate such a business combination.


                                     PART II

                                OTHER INFORMATION



Item 1 Legal Proceedings. . . . . . . . . . . . . . . . . .    None

Item 2 Changes in the Rights of the Company's
       Security Holders . . . . . . . . . . . . . . . . . .    None

Item 3 Defaults by the Company on its Senior
       Securities . . . . . . . . . . . . . . . . . . . . .    None

Item 4 Results of Votes of Security Holders . . . . . . . .    None

Item 5 Other Information. . . . . . . . . . . . . . . . . .    None

Item 6 Exhibits and Reports on Form 8-K . . . . . . . . .      None




                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                    BAHAMAS ENTERPRISES, INC.


Date: May 28, 1999                                  By: /s/ Felicia May Nilson
                                                        ----------------------
                                                        Felicia May Nilson
                                                        President