Form 10QSB
period 1999-09-30
BAHAMAS ENTERPRISES INC
filed 1999-11-23
CIK 1080908

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE QUARTERLY PERIOD ENDED September 30, 1999.

                                       OR

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION FROM _______ TO ________.

                        COMMISSION FILE NUMBER 000-25487

                            BAHAMAS ENTERPRISES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Nevada                                  88-0409159
--------------------------------------------    --------------------------------
    (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                  Identification No.)

 2980 S. Rainbow Boulevard, Suite 108
           Las Vegas, Nevada                                 89146
--------------------------------------------    --------------------------------
(Address of principal executive offices)                   (Zip Code)

                                       N/A
                 ----------------------------------------------
                 (Former name, former address and former fiscal
                      year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

State the number of shares outstanding of each of the issuer=s classes of common equity, as of the latest practicable date:

     At September 30, 1999, there were outstanding 2,100,000 shares of the Registrant=s Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes / / No /X/

                                     PART I

                              FINANCIAL INFORMATION

Item I. Financial Statements

                                TABLE OF CONTENTS


                                                                   PAGE
                                                                   ----
 BALANCE SHEET - ASSETS                                                1

 BALANCE SHEET - LIABILITIES AND STOCKHOLDERS' EQUITY                  2

 STATEMENT OF OPERATIONS                                               3

 STATEMENT OF STOCKHOLDERS' EQUITY                                     4

 STATEMENT OF CASH FLOWS                                               5

 NOTES TO FINANCIAL STATEMENTS                                      6-10

                            BAHAMAS ENTERPRISES, INC.
                          (A Development Stage Company)

                                  BALANCE SHEET

                                     ASSETS


                                                        9 Mos Ending            Year Ended
                                                        Sep. 30,1999            Dec.31,1998
                                                        (Unaudited)             (Audited)
                                                      ----------------        ---------------
         CURRENT ASSETS                               $               0       $             0
                                                      -----------------       ---------------
              TOTAL CURRENT ASSETS                    $               0       $             0
                                                      -----------------       ---------------
         OTHER ASSETS                                 $               0       $             0
                                                      -----------------       ---------------
              TOTAL OTHER ASSETS                      $               0       $             0
                                                      -----------------       ---------------
              TOTAL ASSETS                            $               0       $             0
                                                      -----------------       ---------------

    The accompanying notes are an integral part of these financial statements

                            BAHAMAS ENTERPRISES, INC.
                          (A Development Stage Company)

                                  BALANCE SHEET

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                              9 Mos Ending     Year Ended
                                              Sep. 30,1999     Dec.31,1998
                                              (Unaudited)      (Audited)
                                              ------------     -----------
CURRENT LIABILITIES:

     Officers Advances (Note 6)                 $-14,869        $     0
                                                --------        -------
TOTAL CURRENT LIABILITIES                       $ 14,869        $     0
                                                --------        -------
STOCKHOLDERS EQUITY (Note 1)

Common Stock, No Par Value
Authorized 25,000 Shares
Issued and Outstanding at

December 31, 1998 - 21,000 Shares                               $ 2,100

Common stock, $.001 par value
authorized 25,000,000 shares
issued and outstanding at
September 30, 1999 - 2,100,000 shares           $  2,100

     Additional paid in Capital                        0              0

     Deficit accumulated during
     Development stage                           -16,969         -2,100
                                                --------        -------
TOTAL STOCKHOLDERS' EQUITY                      $-14,869        $     0
                                                --------        -------
TOTAL LIABILITIES AND
STOCKHOLDERS EQUITY                             $      0        $     0
                                                --------        -------

    The accompanying notes are an integral part of these financial statements

                            BAHAMAS ENTERPRISES, INC.
                          (A Development Stage Company)


                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                                                      July 10,1996
                         3 Mos Ended    3 Mos Ended   9 Mos. Ended    9 Mos. Ended    (Inception)
                          Sep. 30,       Sep. 30,       Sep. 30,        Sep. 30,       to Sep. 30,
                            1999           1998           1999            1998           1999
                         -----------    -----------   ------------    ------------    -----------
REVENUE:                  $        0     $        0     $        0     $        0     $        0
                          ----------     ----------     ----------     ----------     ----------
EXPENSES:
   General, Selling
   and Administrative     $    2,869     $        0     $   14,869     $        0     $   16,969
                          ----------     ----------     ----------     ----------     ----------
   Total Expenses         $    2,869     $        0     $   14,869     $        0     $   16,969
                          ----------     ----------     ----------     ----------     ----------
Net Profit/Loss (-)       $   -2,869     $        0     $  -14,869     $        0     $  -16,969
                          ----------     ----------     ----------     ----------     ----------
Net Profit/Loss(-)
per weighted
share (Note 2)            $   -.0014     $      NIL     $   -.0071     $      NIL     $   -.0081
                          ----------     ----------     ----------     ----------     ----------
Weighted average
number of common
shares outstanding         2,100,000      2,100,000      2,100,000      2,100,000      2,100,000
                          ----------     ----------     ----------     ----------     ----------

    The accompanying notes are an integral part of these financial statements

                            BAHAMAS ENTERPRISES, INC.
                          (A Development Stage Company)


                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                                   Additional      Accumu-
                          Common        Stock       paid-in        lated
                          Shares        Amount      Capital        Deficit
                          ------        ------      -------        -------
Balance,
December 31, 1996          21,000     $   2,100     $       0      $ -2,100

Net Loss Year Ended
December 31, 1997                                                         0
                        ---------     ---------     ---------     ---------

Balance,
December 31, 1997          21,000     $   2,100     $       0      $ -2,100

Net loss year ended
December 31, 1998                                                         0
                        ---------     ---------     ---------     ---------

Balance,
December 31, 1998          21,000     $   2,100     $       0      $ -2,100

February 2, 1999
Changed from no par
value to $.001                           -2,079        +2,079

February 2, 1999
Forward Stock Split
100:1                   2,079,000        +2,079        -2,079

Net loss,
January 1, 1999, to
September 30, 1999                                                  -14,869
                        ---------     ---------     ---------     ---------
Balance,
September 30, 1999      2,100,000     $   2,100     $       0     $ -16,969
                        ---------     ---------     ---------     ---------

    The accompanying notes are an integral part of these financial statements

                            BAHAMAS ENTERPRISES, INC.
                          (A Development Stage Company)


                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                    July 10, 1996
                             3 Mos Ended    3 Mos Ended  9 Mos Ended   9 Mos Ended   (Inception)
                               Sep. 30,       Sep. 30,     Sep. 30,       Sep. 30,    to Sep. 30,
                                 1999           1998         1999          1998          1999
                             -----------    -----------  -----------    -----------  -----------
Cash Flow from
Operating Activities
Net Loss                      $ -2,869         $   0       $-14,869       $    0       $ -16,969

Adjustment to reconcile
net loss to net cash
provided by operating
activities                           0             0               0           0               0

Changes in Assets
and Liabilities
Increase in current
Liabilities
Officers Advances               +2,869             0         +14,869           0         +14,869
                             -----------    -----------  -----------    -----------  -----------
Net cash used in
operating Activities          $      0         $   0       $       0      $    0       $  -2,100

Cash Flows from
Investing Activities                 0             0               0           0               0

Cash Flows from
Financing Activities
Issuance of Common
Stock                                0             0               0           0          +2,100
                             -----------    -----------  -----------    -----------  -----------
Net increase
(decrease)
in cash                       $      0         $   0       $       0      $    0       $       0

Cash, beginning
of period                            0             0               0           0               0
                             -----------    -----------  -----------    -----------  -----------
Cash, end of period           $      0         $   0       $       0      $    0       $       0
                             -----------    -----------  -----------    -----------  -----------


    The accompanying notes are an integral part of these financial statements

                            BAHAMAS ENTERPRISES, INC.
                          (A Development Stage Company)


                          NOTES TO FINANCIAL STATEMENTS

                    September 30, 1999, and December 31, 1998


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

     Cash and equivalents

          The Company maintains a cash balance in a non-interest-bearing bank that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of September 30, 1999.

                            BAHAMAS ENTERPRISES, INC.
                          (A Development Stage Company)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                    September 30, 1999, and December 31, 1998


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

Loss Per Share

     Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilative common stock equivalents had been converted to common stock. As of September 30, 1999, the Company had no dilative common stock equivalents such as stock options.

Year End

     The Company has selected December 31st as its year-end.

                            BAHAMAS ENTERPRISES, INC.
                          (A Development Stage Company)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                    September 30, 1999, and December 31, 1998

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

NOTE 3 - INCOME TAXES

     There is no provision for income taxes for the period ended September 30, 1999, due to the net loss and no state income tax in Nevada, the state of the Company's domicile and operations. The Company's total deferred tax asset as of December 31, 1998, is as follows:

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

                    September 30, 1999, and December 31, 1998

NOTE 4 - STOCKHOLDERS' EQUITY

     Common Stock

     The authorized common stock of Bahamas Enterprises, Inc. consists of 25,000,000 shares with a par value of $0.001 per share.

     Preferred Stock

     Bahamas Enterprises, Inc. has no preferred stock.


     On July 30, 1996, the Company issued 21,000 shares of its no par value common stock in consideration of $2,100 in cash.

     On February 2, 1999, Company filed with the Secretary of State of Nevada, a Certificate of Amendment of its Articles of Incorporation, which increased its capitalization from 25,000 common shares to 25,000,000 common shares. The no par value was changed to $0.001. Further, the Company forward split its common stock 100:1, thus increasing the number of outstanding common stock shares from 21,000 shares to 2,100,000.

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

                    September 30, 1999, and December 31, 1998

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

Item II. Management's Discussion and Analysis or Plan of Operation

Results of Operation.

     The Company has not commenced business activities and has no assets or operations. The Company is dependent upon its officers to meet any de minimis costs which may occur.

     The Company has not entered into any negotiations to effectuate a business combination. None of the Company's officers and directors have engaged in any preliminary contact or discussions with any representative of any other company regarding the possibility of an acquisition or merger or business combination.

     Felicia May Nilson, an officer and director of the Company, has agreed to provide the necessary funds, without interest, for the Company to comply with the Securities Exchange Act of 1934, as amended, provided that she is an officer and director of the Company when the obligation is incurred. All advances are interest-free.

     In addition, since the Company has had no operating history nor any revenues or earnings from operations, with no significant assets or financial resources, the Company will in all likelihood sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in the Company incurring a net operating loss which will increase continuously until the Company can consummate a business combination with a profitable business opportunity and consummate such a business combination.

                                     PART II

                                OTHER INFORMATION

Item 1 - Legal Proceedings ..............................................  None

Item 2 - Changes in the Rights of the Company's
         Security Holders ...............................................  None

Item 3 - Defaults by the Company on its
         Senior Securities ..............................................  None

Item 4 - Submission of Matter to Vote of Security
         Holders ........................................................  None

Item 5 - Other Information ..............................................  None

Item 6 - Exhibits and Reports on Form 8-K ...............................  None

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 22, 1999            BAHAMAS ENTERPRISES, INC.
                                    (Company)

                                    By: /s/ Felicia May Nilson
                                        ----------------------------------
                                        Felicia May Nilson
                                        President