Form 10QSB
period 2000-03-31
BAHAMAS ENTERPRISES INC
filed 2000-05-15
CIK 1080908

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     (Mark One)

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000.

                                            OR

        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION FROM _____ TO_____.


                        COMMISSION FILE NUMBER 000-25487

                            BAHAMAS ENTERPRISES, INC.
                     --------------------------------------
             (Exact name of registrant as specified in its charter)

                    Nevada                               88-0409159
        ------------------------------               ------------------
       (State or other jurisdiction of                (I.R.S. Employer
        incorporation or organization)               Identification No.)

           2980 S. Rainbow Boulevard, Suite 108
                    Las Vegas, Nevada                       89146
         ----------------------------------------         ---------
         (Address of principal executive offices)         (Zip Code)

                                       N/A
             (Former name, former address and former fiscal year, if
                           changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

        At March 31, 2000, there were outstanding 2,100,000 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes [ ]  No [X]

                                     PART I

                              FINANCIAL INFORMATION

Item I. Financial Statements

               [INSERT FINANCIALS FROM DISK, CORRECT PAGE NUMBERS AND CORRECT FONT, IF NECESSARY.]


Item II. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

        This discussion may contain certain forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those forward-looking statements. The factors that may cause actual results to differ materially is that the Company has no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public company and that there can be no assurance that the Company will be successful in identifying and evaluating suitable business opportunities or including a business combination.

Item III. Qualitative and Quantitative Disclosures About Market Risk.

        The Company has neither considered or conducted any research concerning qualitative and quantitative market risk.

                                     PART II

                                OTHER INFORMATION

Item 1 -  Legal Proceedings .........................................................None

Item 2 -  Changes in the Rights of the Company's
          Security Holders ..........................................................None

Item 3 -  Defaults by the Company on its
          Senior Securities .........................................................None

Item 4 -  Submission of Matter to Vote of Security
          Holders ...................................................................None

Item 5 -  Other Information

               The board held one meeting during the current quarter, including both regularly scheduled and special meetings and actions by unanimous written consent.

               The board of directors has not established any audit committee. In addition, the Company does not have any other compensation or executive or similar committees. The Company will not, in all likelihood, establish any audit committee until such time as the Company completes a business combination, of which there can be no assurance. The Company recognizes that an audit committee, when established, will play a critical role in the financial reporting system of the Company by overseeing and monitoring management's and the independent auditors' participation in the financial reporting process. At such time as the Company establishes an audit committee, its additional disclosures with the Company's auditors and management may promote investor confidence in the integrity of the financial reporting process.

               Until such time as an audit committee has been established, the full board of directors will undertake those tasks normally associated with an audit committee to include, but not by way of limitation, the (i) review and discussion of the audited financial statements with management, (ii) discussions with the independent auditors the matters required to be discussed by the Statement On Auditing Standards No. 61, as may be modified or supplemented, and
(iii) received from the auditors disclosures regarding the auditors' Independents Standards Board Standard No. 1, as may be modified or supplemented.

        The board of directors of the Company, consistent with its intent to enhance the reliability and credibility of its financial statements, has submitted the financial statements included in this Form 10-QSB to its independent auditors prior to the filing of this report. An audit was completed for the quarter then ended.

                                TABLE OF CONTENTS




                                                                                      PAGE
        ACCOUNTANT'S LETTER                                                             1



        BALANCE SHEET - ASSETS                                                          2



        BALANCE SHEET - LIABILITIES AND STOCKHOLDERS' EQUITY                            3



        STATEMENT OF OPERATIONS                                                         4



        STATEMENT OF STOCKHOLDERS' EQUITY                                               5



        STATEMENT OF CASH FLOWS                                                         6



        NOTES TO FINANCIAL STATEMENTS                                                7-11

                          INDEPENDENT AUDITORS' REPORT


Board of Directors                                                  May 15, 2000
BAHAMAS ENTERPRISES, INC.
Las Vegas, Nevada

        I have audited the accompanying Balance Sheets of BAHAMAS ENTERPRISES, INC. (A Development Stage Company), as of March 31, 2000, and December 31, 1999, and the related statements of stockholders' equity for March 31, 2000, and December 31, 1999, and statements of operations and cash flows for the three months ending March 31, 2000, and March 31, 1999, and the two years ended December 31, 1999, and December 31, 1998, and the period July 10, 1996 (inception), to March 31, 2000. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

        In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BAHAMAS ENTERPRISES, INC. (A Development Stage Company), as of March 31, 2000, and December 31, 1999, and the related statements of stockholders' equity for March 31, 2000, and December 31, 1999, and statements of operations and cash flows for the three months ending March 31, 2000, and March 31, 1999, and the two years ended December 31, 1999, and December 31, 1998, and the period July 10, 1996 (inception), to March 31, 2000, in conformity with generally accepted accounting principles.

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


---------------------------
Barry L. Friedman
Certified Public Accountant
1582 Tulita Drive
Las Vegas, NV 89123
Phone: (702) 361-8414

                            BAHAMAS ENTERPRISES, INC.
                          (A Development Stage Company)


                                  BALANCE SHEET


                                     ASSETS




                                                             3 MOS. ENDED        YEAR ENDED
                                                             MAR. 31, 2000      DEC. 31, 1999
                                                             -------------      -------------
        CURRENT ASSETS                                       $           0      $           0
                                                             -------------      -------------
           TOTAL CURRENT ASSETS                              $           0      $           0
                                                             -------------      -------------
        OTHER ASSETS                                         $           0      $           0
                                                             -------------      -------------

           TOTAL OTHER ASSETS                                $           0      $           0
                                                             -------------      -------------

        TOTAL ASSETS                                         $           0      $           0
                                                             -------------      -------------


    The accompanying notes are an integral part of these financial statements

                            BAHAMAS ENTERPRISES, INC.
                          (A Development Stage Company)


                                  BALANCE SHEET


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                   3 MOS. ENDED        YEAR ENDED
                                                   MAR. 31, 2000      DEC. 31, 1999
                                                   -------------      -------------
        CURRENT LIABILITIES

           Officers Advances (Note #8)             $      18,643      $      15,244
                                                   -------------      -------------

        TOTAL CURRENT LIABILITIES                  $      18,643      $      15,244
                                                   -------------      -------------

        STOCKHOLDERS EQUITY (Note #4)

        Common stock, $.001 par value
        authorized 25,000,000 shares
        issued and outstanding at
        December 31, 1999 - 2,100,000 shares                          $       2,100
        March 31, 2000 - 2,100,000 share           $       2,100

           Additional paid in Capital                          0                  0
           Accumulated deficit during
           the development stage                         -20,743            -17,344
                                                   -------------      -------------

        TOTAL STOCKHOLDERS' EQUITY                 $     -18,643      $     -15,244
                                                   -------------      -------------
        TOTAL LIABILITIES AND
        STOCKHOLDERS EQUITY                        $           0      $           0
                                                   -------------      -------------





    The accompanying notes are an integral part of these financial statements

                            BAHAMAS ENTERPRISES, INC.
                          (A Development Stage Company)


                             STATEMENT OF OPERATIONS



                                                                                             JUL.10,1996
                          3 MOS ENDED      3 MOS ENDED      YEAR ENDED       YEAR ENDED      (INCEPTION)
                            MARCH 31,        MARCH 31,       DEC. 31,         DEC. 31,        TO MAR.31,
                             2000             1999             1999             1998              2000
                          -----------      -----------      -----------      -----------      -----------
REVENUE                   $         0      $         0      $         0      $         0      $         0
                          -----------      -----------      -----------      -----------      -----------


EXPENSES

  General, Selling
  and Administrative      $     3,399      $     1,725      $    15,244      $         0      $    20,743
                          -----------      -----------      -----------      -----------      -----------

TOTAL EXPENSES            $     3,399      $     1,725      $    15,244      $         0      $    20,743
                          -----------      -----------      -----------      -----------      -----------

Net Profit/Loss (-)       $   - 3,399      $    -1,725      $   -15,244      $         0      $   -20,743
                          -----------      -----------      -----------      -----------      -----------

Net Profit/Loss(-)
per weighted
share (Note 2)            $    -.0016      $    -.0008      $    -.0073      $       NIL      $    -.0988
                          -----------      -----------      -----------      -----------      -----------

Weighted average
number of common
shares outstanding          2,100,000        2,100,000        2,100,000        2,100,000        2,100,000
                          -----------      -----------      -----------      -----------      -----------


    The accompanying notes are an integral part of these financial statements

                            BAHAMAS ENTERPRISES, INC.
                          (A Development Stage Company)


                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                                               ADDITIONAL           ACCUMU-
                               COMMON          STOCK            PAID-IN              LATED
                               SHARES          AMOUNT           CAPITAL             DEFICIT
                             ---------      ------------      ------------          --------
Balance,
December 31, 1998               21,000      $      2,100      $          0          $ -2,100

February 2, 1999
Changed from no par
value to $0.001                                   -2,079            +2,079

February 2, 1999
Forward stock split
100:1                        2,079,000            +2,079            -2,079
Net loss, Year Ended
December 31, 1999                                                                    -15,244
                             ---------      ------------      ------------          --------
Balance,
December 31, 1999            2,100,000      $      2,100      $          0          $-17,344

Net Loss
January 1, 2000, to
March 31, 2000                                                                        -3,399
                             ---------      ------------      ------------          --------

Balance,
March 31, 2000               2,100,000      $      2,100      $          0          $-20,743
                             ---------      ------------      ------------          --------



    The accompanying notes are an integral part of these financial statements

                            BAHAMAS ENTERPRISES, INC.
                          (A Development Stage Company)


                             STATEMENT OF CASH FLOWS




                                                                                                     JUL.10,1996
                             3 MOS ENDED       3 MOS ENDED       YEAR ENDED        YEAR ENDED        (INCEPTION)
                               MARCH 31,         MARCH 31,         DEC. 31,          DEC. 31,        TO MAR.31,
                                 2000              1999              1999              1998             2000
                             ------------      ------------      ------------      ------------      ------------
Cash Flow from
Operating Activities
Net Loss                     $     -3,399      $     -1,725      $    -15,244      $          0      $    -20,743

Adjustment to reconcile
net loss to net cash
provided by operating
activities

Changes in Assets
and Liabilities

Increase in current
Liabilities
Officers Advances                  +3,399            +1,725           +15,244                 0           +18,643
                             ------------      ------------      ------------      ------------      ------------
Net cash used in
operating Activities$0       $          0      $          0      $          0                        $     -2,100
                             ------------      ------------      ------------      ------------      ------------
Cash Flows from
Investing Activities                    0                 0                 0                 0                 0

Cash Flows from
Financing Activities
Issuance of Common
Stock                                   0                 0                 0                 0            +2,100
                             ------------      ------------      ------------      ------------      ------------
Net increase
(decrease)
in cash                      $          0      $          0      $          0      $          0      $          0

Cash, beginning
of period                               0                 0                 0                 0                 0
                             ------------      ------------      ------------      ------------      ------------


Cash, end of period          $          0      $          0      $          0      $          0      $          0
                             ------------      ------------      ------------      ------------      ------------


    The accompanying notes are an integral part of these financial statements

                            BAHAMAS ENTERPRISES, INC.
                          (A Development Stage Company)


                          NOTES TO FINANCIAL STATEMENTS
                      March 31, 2000, and December 31, 1999


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

        Cash and equivalents

               The Company maintains a cash balance in a non-interest-bearing bank that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of December 31, 1999, or March 31, 2000.

                            BAHAMAS ENTERPRISES, INC.
                          (A Development Stage Company)


                          NOTES TO FINANCIAL STATEMENTS
                      March 31, 2000, and December 31, 1999


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

        Reporting on Costs of Start-Up Activities

               Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-Up Activities" which provides guidance on the financial reporting of start-up costs and organization costs. It requires most costs of start-up activities and organization costs to be expensed as incurred. With the adoption of SOP 98-5, there has been little or no effect on the company's financial statements.

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

                            BAHAMAS ENTERPRISES, INC.
                          (A Development Stage Company)


                          NOTES TO FINANCIAL STATEMENTS
                      March 31, 2000, and December 31, 1999


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


NOTE 3 - INCOME TAXES

        There is no provision for income taxes for the period ended March 31, 2000, due to the net loss and no state income tax in Nevada, the state of the Company's domicile and operations. The Company's total deferred tax asset as of December 31, 1999, is as follows:


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

                            BAHAMAS ENTERPRISES, INC.
                          (A Development Stage Company)


                          NOTES TO FINANCIAL STATEMENTS
                      March 31, 2000, and December 31, 1999


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

                            BAHAMAS ENTERPRISES, INC.
                          (A Development Stage Company)


                          NOTES TO FINANCIAL STATEMENTS
                      March 31, 2000, and December 31, 1999


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


NOTE 8 - OFFICERS ADVANCES

        While the Company is seeking additional capital through a merger with an existing company, an officer of the Company has advanced funds on behalf of the Company to pay for any costs incurred by it. These funds are interest free.

Item 6 -  Exhibits and Reports on Form 8-K

        The following exhibits are filed with this report:

               (a) No reports on Form 8-K were filed during the quarter for which the report is filed.

               (b)    Financial Data Schedule 27.1.


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2000                                BAHAMAS ENTERPRISES, INC.


                                                   By: /s/ Felicia May Nilson
                                                      --------------------------
                                                      Felicia May Nilson
                                                      President