Form 10QSB
period 2000-09-30
BAHAMAS ENTERPRISES INC
filed 2000-11-09
CIK 1080908

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000.

                                       OR

        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE TRANSITION FROM _______ TO ________.


                        COMMISSION FILE NUMBER 000-25487

                            BAHAMAS ENTERPRISES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Nevada                                       88-0409159
---------------------------------             ----------------------------------
 (State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                      Identification No.)

  2980 S. Rainbow Boulevard, Suite 108
          Las Vegas, Nevada                                  89146
----------------------------------------                  ----------
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

        At September 30, 2000, there were outstanding 2,100,000 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                                     PART I

                             FINANCIAL INFORMATION


                                TABLE OF CONTENTS

                                                             PAGE
                                                             ----
ACCOUNTANT'S LETTER                                            1

BALANCE SHEET - ASSETS                                         2

BALANCE SHEET - LIABILITIES AND STOCKHOLDERS' EQUITY           3

STATEMENT OF OPERATIONS                                      4-5

STATEMENT OF STOCKHOLDERS' EQUITY                              6

STATEMENT OF CASH FLOWS                                      7-8

NOTES TO FINANCIAL STATEMENTS                                9-13

                      [BARRY L. FRIEDMAN, P.C. LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT


Board of Directors                                               October 2, 2000
BAHAMAS ENTERPRISES, INC.
Las Vegas, Nevada

        I have audited the accompanying Balance Sheets of BAHAMAS ENTERPRISES, INC. (A Development Stage Company), as of September 30, 2000, and December 31, 1999, and the related statements of stockholders' equity for September 30, 2000, and December 31, 1999, and statements of operations and cash flows for the three months ended September 30, 2000, and September 30, 1999, for the nine months ended September 30, 2000, and September 30, 1999, and the two years ended December 31, 1999, and December 31, 1998, and the period July 10, 1996, (inception), to September 30, 2000. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

        In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BAHAMAS ENTERPRISES, INC. (A Development Stage Company), as of September 30, 2000, and December 31, 1999, and the related statements of stockholders' equity for September 30, 2000, and December 31, 1999, and statements of operations and cash flows for the three months ended September 30, 2000, and September 30, 1999, for the nine months ended September 30, 2000, and September 30, 1999, and the two years ended December 31, 1999, and December 31, 1998, and the period July 10, 1996, (inception), to September 30, 2000, in conformity with generally accepted accounting principles.

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



/s/ BARRY L. FRIEDMAN
---------------------------
Barry L. Friedman
Certified Public Accountant

                            BAHAMAS ENTERPRISES, INC.
                          (A Development Stage Company)


                                  BALANCE SHEET


                                     ASSETS


                                9 Mos. Ended        Year Ended
                                Sep. 30, 2000      Dec. 31, 1999
                                -------------     --------------
CURRENT ASSETS                    $       0         $       0
                                  ---------         ---------

     TOTAL CURRENT ASSETS         $       0         $       0
                                  ---------         ---------

OTHER ASSETS                      $       0         $       0
                                  ---------         ---------

     TOTAL OTHER ASSETS           $       0         $       0
                                  ---------         ---------

     TOTAL ASSETS                 $       0         $       0
                                  ---------         ---------


    The accompanying notes are an integral part of these financial statements

                            BAHAMAS ENTERPRISES, INC.
                          (A Development Stage Company)


                                  BALANCE SHEET


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                             9 Mos. Ended        Year Ended
                                             Sep. 30, 2000      Dec. 31, 1999
                                             -------------      -------------
CURRENT LIABILITIES
Officers Advances (Note #8)                    $  21,198          $  15,244
                                               ---------          ---------
   TOTAL CURRENT LIABILITIES                   $  21,198          $  15,244
                                               ---------          ---------

STOCKHOLDERS EQUITY (Note #4)

Common stock, $.001 par value
authorized 25,000,000 shares
issued and outstanding at
December 31, 1999 - 2,100,000 shares                              $   2,100
September 30, 2000 - 2,100,000 shares            $ 2,100

Additional paid in Capital                             0                  0

Accumulated deficit during
the development stage                            -23,298            -17,344
                                               ---------          ---------

   TOTAL STOCKHOLDERS' EQUITY                  $ -21,198          $ -15,244
                                               ---------          ---------
   TOTAL LIABILITIES AND
   STOCKHOLDERS EQUITY                         $       0          $       0
                                               ---------          ---------

    The accompanying notes are an integral part of these financial statements

                            BAHAMAS ENTERPRISES, INC.
                          (A Development Stage Company)


                             STATEMENT OF OPERATIONS


                                                         3 Mos. Ended         3 Mos. Ended        9 Mos. Ended         9 Mos. Ended
                                                           Sep. 30,             Sep. 30,            Sep. 30,             Sep. 30,
                                                             2000                 1999                2000                 1999
                                                         ------------         ------------        ------------         ------------
REVENUE                                                  $          0         $          0        $          0         $          0
                                                         ------------         ------------        ------------         ------------

EXPENSES
    General, Selling
    and Administrative                                   $      1,260         $      2,869        $      5,954         $     14,869
                                                         ------------         ------------        ------------         ------------

    Total Expenses                                       $      1,260         $      2,869        $      5,954         $     14,869
                                                         ------------         ------------        ------------         ------------

Net Profit/Loss (-)                                      $     -1,260         $     -2,869        $     -5,954         $    -14,869
                                                         ------------         ------------        ------------         ------------

Net Loss per share -
 Basic and diluted
 (Note #2)                                               $     -.0006         $     -.0014        $     -.0028         $     -.0071
                                                         ------------         ------------        ------------         ------------


Weighted average
number of common
shares outstanding                                          2,100,000            2,100,000           2,100,000             2,100,000
                                                         ------------         ------------        ------------         -------------

    The accompanying notes are an integral part of these financial statements

                            BAHAMAS ENTERPRISES, INC.
                          (A Development Stage Company)


                       STATEMENT OF OPERATIONS (Continued)

                                                                                                                       July 10,1996
                                                                               Year Ended          Year Ended          (Inception)
                                                                               December 31,        December 31,        to Sep. 30,
                                                                                  1999                1998                 2000
                                                                              ------------        ------------         ------------
REVENUE                                                                       $          0        $          0         $          0
                                                                              ------------        ------------         ------------
EXPENSES
    General, Selling
    and Administrative                                                        $     15,244        $          0         $     23,298
                                                                              ------------        ------------         ------------

    Total Expenses                                                            $     15,244        $          0         $     23,298
                                                                              ------------        ------------         ------------

Net Profit/Loss (-)                                                           $    -15,244        $          0         $    -23,298
                                                                              ------------        ------------         ------------

Net Loss per share -
 Basic and diluted
 (Note #2)                                                                    $     -.0073        $        NIL         $     -.0111
                                                                              ------------        ------------         ------------


Weighted average
number of common
shares outstanding                                                               2,100,000           2,100,000            2,100,000
                                                                              ------------        ------------         ------------


    The accompanying notes are an integral part of these financial statements

                            BAHAMAS ENTERPRISES, INC.
                          (A Development Stage Company)


                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                   Additional        Accumu-
                                       Common          Stock         paid-in          lated
                                       Shares          Amount        Capital         Deficit
                                      ---------       --------     ----------        --------
Balance,
December 31, 1998                        21,000       $  2,100     $        0        $ -2,100

February 2, 1999
Changed from no par
value to $0.001                                         -2,079         +2,079

February 2, 1999
Forward stock split
100:1                                 2,079,000         +2,079         -2,079

Net loss year ended
December 31, 1999                                                                     -15,244
                                      ---------       --------     ----------        --------

Balance,
December 31, 1999                     2,100,000       $  2,100     $        0        $-17,344

Net Loss
January 1, 2000, to
September 30, 2000                                                                     -5,954
                                      ---------       --------     ----------        --------

Balance,
September 30, 2000                    2,100,000       $  2,100     $        0        $-23,298
                                      ---------       --------     ----------        --------

    The accompanying notes are an integral part of these financial statements

                            BAHAMAS ENTERPRISES, INC.
                          (A Development Stage Company)


                             STATEMENT OF CASH FLOWS


                                                         3 Mos. Ended         3 Mos. Ended        9 Mos. Ended         9 Mos. Ended
                                                           Sep. 30,             Sep. 30,            Sep. 30,             Sep. 30,
                                                             2000                 1999                2000                 1999
                                                         ------------         ------------        ------------         ------------
Cash Flow from
Operating Activities
Net Loss                                                 $     -1,260         $     -2,869        $     -5,954         $    -14,869

Adjustment to reconcile
net loss to net cash
provided by operating
activities

Changes in Assets
and Liabilities

Increase in current
Liabilities

Officers Advances                                              +1,260               +2,869              +5,954              +14,869
                                                         ------------         ------------        ------------         ------------
Net cash used in
operating Activities                                     $          0         $          0        $          0         $          0

Cash Flows from
Investing Activities                                                0                    0                   0                    0

Cash Flows from
Financing Activities
Issuance of Common
Stock                                                               0                    0                   0                    0
                                                         ------------         ------------        ------------         ------------

Net increase/decrease
in cash                                                  $          0         $          0        $          0         $          0

Cash,
beginning of period                                                 0                    0                   0                    0
                                                         ------------         ------------        ------------         ------------

Cash,
end of period                                            $          0         $          0        $          0         $          0
                                                         ------------         ------------        ------------         ------------

    The accompanying notes are an integral part of these financial statements

                            BAHAMAS ENTERPRISES, INC.
                          (A Development Stage Company)


                       STATEMENT OF CASH FLOWS (CONTINUED)

                                                                                        July 10,1996
                                                Year Ended          Year Ended          (Inception)
                                                December 31,        December 31,        to Sep. 30,
                                                   1999                1998                 2000
                                               ------------        ------------         ------------
Cash Flow from
Operating Activities
Net Loss                                       $    -15,244        $          0         $    -23,298

Adjustment to reconcile
net loss to net cash
provided by operating
activities

Changes in Assets
and Liabilities

Increase in current
Liabilities

Officers Advances                                   +15,244                   0              +21,198
                                               ------------        ------------         ------------

Net cash used in
operating Activities                           $          0        $          0         $     -2,100

Cash Flows from
Investing Activities                                      0                   0                    0

Cash Flows from
Financing Activities
Issuance of Common
Stock                                                     0                   0               +2,100
                                               ------------        ------------         ------------

Net increase/decrease
in cash                                        $          0        $          0         $          0

Cash,
beginning of period                                       0                   0                    0
                                               ------------        ------------         ------------

Cash,
end of period                                  $          0        $          0         $          0
                                               ------------        ------------         ------------

    The accompanying notes are an integral part of these financial statements

                            BAHAMAS ENTERPRISES, INC.
                          (A Development Stage Company)


                          NOTES TO FINANCIAL STATEMENTS
                    September 30, 2000, and December 31, 1999


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

        Cash and equivalents

                The Company maintains a cash balance in a non-interest-bearing bank that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of December 31, 1999, or September 30, 2000.

                            BAHAMAS ENTERPRISES, INC.
                          (A Development Stage Company)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    September 30, 2000, and December 31, 1999


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

        Loss Per Share

                Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilative common stock equivalents had been converted to common stock. As of September 30, 2000, the Company had no dilative common stock equivalents such as stock options.

        Year End

                The Company has selected December 31st as its year-end.

                            BAHAMAS ENTERPRISES, INC.
                          (A Development Stage Company)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    September 30, 2000, and December 31, 1999


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        Year 2000 Disclosure

                The Y2K issue had no effect on this Company.


NOTE 3 - INCOME TAXES

        There is no provision for income taxes for the period ended September 30, 2000. The Company's total deferred tax asset as of December 31, 1999, is as follows:

Net operation loss carry forward         $17,344
Valuation allowance                      $17,344

Net deferred tax asset                   $     0


        The federal net operating loss carry forward will expire in 2016 and 2019.

        This carry forward may be limited upon the consummation of a business combination under IRC Section 381.


NOTE 4 - STOCKHOLDERS' EQUITY

        Common Stock

        The authorized common stock of BAHAMAS ENTERPRISES, INC. consists of 25,000,000 shares with a par value of $0.001 per share.

        Preferred Stock

        The Company has no Preferred Stock.

                            BAHAMAS ENTERPRISES, INC.
                          (A Development Stage Company)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    September 30, 2000, and December 31, 1999


NOTE 4 - STOCKHOLDERS' EQUITY (CONTINUED)

        On July 30, 1996, the company issued 21,000 shares of its no par value common stock in consideration of $2,100.00, in cash.

        On February 2, 1999, the State of Nevada approved the Company's restated Articles of Incorporation, which increased it capitalization from 25,000 common shares to 25,000,000 common shares. The no par value was changed to $0.001.

        On February 2, 1999, the Company forward split its common stock 100:1, thus increasing the issued and outstanding stock of the corporation from 21,000 to 2,100,000 common shares.


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

                            BAHAMAS ENTERPRISES, INC.
                          (A Development Stage Company)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    September 30, 2000, and December 31, 1999


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

Item II. Management's Discussion and Analysis of Financial Condition and Results of Operations

             The Company has not commenced business activities and has no assets or operations. The Company has had no negotiations to effectuate a business combination.

             The Company is dependent upon its officers to meet any de minimis costs which may occur. Felicia May Nilson, an officer and director of the Company, has agreed to provide the necessary funds, without interest, for the Company to comply with the Securities Exchange Act of 1934, as amended; provided that she is an officer and director of the Company when the obligation is incurred. All advances are interest-free.

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

                                    PART II

                                OTHER INFORMATION

Item 1  -  Legal Proceedings ........................................  None

Item 2  -  Changes in the Rights of the Company's Security Holders ..  None

Item 3  -  Defaults by the Company on its Senior Securities .........  None

Item 4  -  Submission of Matter to Vote of Security Holders .........  None

Item 5  -  Other Information

             (a) Board Meeting

             The board held one meeting during the current quarter, which was a special meeting by written consent.

             (b) Committees

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

Dated: November 8, 2000                BAHAMAS ENTERPRISES, INC.

                                      By: /s/ Felicia May Nilson
                                          -----------------------------------
                                          Felicia May Nilson
                                          President