Form 10KSB40
period 2000-12-31
BAHAMAS ENTERPRISES INC
filed 2001-03-30
CIK 1080908

Commission File No. 000-25489

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-KSB

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended: December 31, 2000

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Transition Period From __ to __

                            BAHAMAS ENTERPRISES, INC.
                       -----------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)


              NEVADA                                         88-0409159
   -------------------------------                           -------------
   (State or other jurisdiction of                          (I.R.S. Employer
    incorporation or organization)                         Identification No.)

 2980 S. Rainbow Boulevard, Suite 108
            Las Vegas, Nevada                                     89102
-----------------------------------------                       ---------
(Address of principal executive offices)                        (Zip code)

Issuer's telephone number: (702) 248-1047

Securities to be registered pursuant to Section 12(b) of the Act:

                                      none

Securities to be registered pursuant to Section 12(g) of the Act:

                               $.001 Common Stock
                               ------------------
                                (Title of Class)

         Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendments to this Form 10-K. [X]

         As of December 31, 2000, there were 2,100,000 shares of the registrant's Common Stock, $.001 par value, outstanding.

         The aggregate market value of shares of Common Stock held by non-affiliates of the registrant is $-0-.

         State the registrant's revenues for the December 31, 2000 fiscal year: $-0-.

                                TABLE OF CONTENTS

                                                                                                               Page
Item 1.  Description of Business........................................................................        4

Item 2.  Description of Property........................................................................       15

Item 3.  Legal Proceedings..............................................................................       15

Item 4.  Submission of Matter to Vote of Security Holders...............................................       15

Item 5.  Market for Common Registrant Equity and Related Stockholder Matter.............................       15

Item 6.  Management's Discussion and Analysis or Plan of Operation......................................       18

Item 7.  Financial Statements...........................................................................       19

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........       20

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a)
         of the Exchange Act............................................................................       20

Item 10. Executive Compensation.........................................................................       22

Item 11. Security Ownership of Certain Beneficial Owners and Management.................................       23

Item 12. Certain Relationships and Related Transactions.................................................       24

Item 13. Exhibits and Reports on Form 8-K...............................................................       24

         Signature......................................................................................       25

Item 1. Description of Business.

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

Risk Factors

     The Company's business is subject to numerous risk factors, including the following:

1. No Operating History or Revenue and Minimal Assets. The Company has had no operating history nor any revenues or earnings from operations. The Company has no significant assets or financial resources. The Company will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in the Company incurring a net operating loss which will increase continuously until the Company can consummate a business combination with a profitable business opportunity. There is no assurance that the Company can identify such a business opportunity and consummate such a business combination.

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

7. Reporting Requirements May Delay or Preclude Acquisitions. Sections 13 and 5(d) of the Securities Exchange Act of 1934 (the "1934 Act"), require companies subject thereto to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two, or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare such statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the 1934 Act are applicable.

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

12.      Reduction of Percentage Share Ownership Following Business
         Combination. The Company's primary plan of operation is based upon a business combination with a private concern which, in all likelihood, would result in the Company issuing securities to shareholders of any such private company. The issuance of previously authorized and unissued Common Shares of the Company would result in reduction in percentage of shares owned by present and prospective shareholders of the Company and may result in a change in control or management of the Company.

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

                  Management of the Company, while not especially expe rienced in matters relating to the new business of the Company, will rely upon their own efforts in accomplishing the business purposes of the Company. It is not anticipated that any outside consultants or advisors will be utilized by the Company to effectuate its business purposes described herein. However, if the Company does retain such an outside consultant or advisor, any cash fee by such party will need to be paid by the prospective merger acquisition candidate, as the Company has no cash assets with which to pay such obligation. There have been no contracts or agreements with any outside consultants and none are anticipated in the future.

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

                  The Securities and Exchange Commission adopted Rule 15g-9, which established the definition of a "penny stock," for purposes relevant to the Company, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person's account for transactions in penny stocks; and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the trans action. Disclosure also has to be made about the risks of investing in penny stock in both public offering and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

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

                  As of the date of this registration statement, all of the issued and outstanding shares of the Company's Common Stock held by non-affiliates are eligible for sale under Rule 144 promulgated under the Securities Act of 1933, as amended, subject to certain limitations included in said Rule. In general, under Rule 144, a person (or persons whose shares are aggregated), who has satisfied a one year holding period, under certain circum stances, may sell within any three-month period a number of shares which does not exceed the greater of one percent of the then outstanding Common Stock or the average weekly trading volume during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitation by a person who has satisfied a two-year holding period and who is not, and has not been for the preceding three months, an affiliate of the Company.

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

         (3) When either restricted or nonrestricted securities are sold by an affiliate after one year, there are limitations on the amount of securities that may be sold; when restricted securities are sold by non- affiliates between the first and second years, there are identical limitations; after two years, there are no volume limitations for resales by non-affiliates.

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

                  In addition, since the Company has had no operating history nor any revenues or earnings from operations, with no significant assets or financial resources, the Company will in all likelihood sustain operating expenses without corresponding revenues, at least until the consummation of a business combina tion. This may result in the Company incurring a net operating loss which will increase continuously until the Company can consummate a business combination with a profitable business opportunity. There is assurance that the Company can identify such a business opportunity and consummate such a business combination.


Item 7.           Financial Statements.
                  --------------------




                            BAHAMAS ENTERPRISES, INC.
                          (A Development Stage Company)

                                    Contents







INDEPENDENT AUDITOR'S REPORT ON THE FINANCIAL                                   1
STATEMENTS
----------------------------------------------------------------------------------

FINANCIAL STATEMENTS

   Balance Sheets                                                               2

   Statements of Income                                                         3

   Statements of Stockholders' Equity                                           4

   Statements of Cash Flows                                                     5

   Notes to Financial Statements                                              6-8
----------------------------------------------------------------------------------

                          Independent Auditor's Report


        To the Board of Directors
        Bahamas Enterprises, Inc.
        Las Vegas, Nevada


        I have audited the accompanying balance sheet of Bahamas Enterprises, Inc. (A Development Stage Company) as of December 31, 2000 and the related statements of income, stockholders' equity, and cash flows for the year then ended and the period July 10, 1996 (inception) through December 31, 2000. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit. The financial statements of Bahamas Enterprises, Inc. (A Development Stage Company) as of December 31, 1999 and 1998, were audited by other auditors whose has ceased operations and whose report dated January 21, 2000, expressed an unqualified opinion on those statements.

        I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

        In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bahamas Enterprises, Inc. (A Development Stage Company) as of December 31, 2000 and the results of its operations and cash flows for the year then ended and the period July 10, 1996 (inception) through December 31, 2000, in conformity with generally accepted accounting principles.

        The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has no operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



        Kyle L. Tingle
        Certified Public Accountant

        March 8, 2001
        Henderson, Nevada

                            BAHAMAS ENTERPRISES, INC.
                          (A Development Stage Company)
                                 Balance Sheets


                                                                  December 31,       December 31,       December 31,
                                                                      2000               1999               1998
                                                                  ------------       ------------       ------------


                                     ASSETS

          CURRENT ASSETS                                          $          0       $          0       $          0
                                                                  ------------       ------------       ------------

                      Total current assets                        $          0       $          0       $          0
                                                                  ------------       ------------       ------------

                             Total assets                         $          0       $          0       $          0
                                                                  ============       ============       ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

          CURRENT LIABILITIES
               Officers advances (Note 5)                         $     22,457       $     15,244       $          0
                                                                  ------------       ------------       ------------

                      Total current liabilities                   $     22,457       $     15,244       $          0
                                                                  ------------       ------------       ------------


          STOCKHOLDERS' EQUITY
               Common stock: $.001 par value;
                  authorized 25,000,000 shares;
                  issued and outstanding:
                  2,100,000 shares at December 31, 1998:          $                  $                  $      2,100
                  2,100,000 shares at December 31, 1999;                                    2,100
                  2,100,000 shares at December 31, 2000                  2,100
               Additional Paid In Capital                                    0                  0                  0
               Accumulated deficit during development stage            (24,557)           (17,344)            (2,100)
                                                                  ------------       ------------       ------------

                      Total stockholders' equity                  $    (22,457)      $    (15,244)      $          0
                                                                  ------------       ------------       ------------

                              Total liabilities and
                             stockholders' equity                 $          0       $          0       $          0
                                                                  ============       ============       ============



                 See Accompanying Notes to Financial Statements.

                            BAHAMAS ENTERPRISES, INC.
                          (A Development Stage Company)
                              Statements of INcome



                                                                                                          July 10, 1996
                                                   Year Ended         Year Ended         Year Ended       (inception) to
                                                   December 31,       December 31,       December 31,      December 31,
                                                       2000               1999               1998              2000
                                                   ------------       ------------       ------------      ------------
       Revenues                                    $          0       $          0       $          0      $          0

       Cost of revenue                                        0                  0                  0                 0
                                                   ------------       ------------       ------------      ------------

                  Gross profit                     $          0       $          0       $          0      $          0
       General, selling and
          administrative expenses                         7,213             15,244                  0            24,557
                                                   ------------       ------------       ------------      ------------
                  Operating (loss)                 $     (7,213)      $    (15,244)      $          0      $    (24,557)

       Nonoperating income (expense)                          0                  0                  0                 0
                                                   ------------       ------------       ------------      ------------

                  Net (loss)                       $     (7,213)      $    (15,244)      $          0      $    (24,557)
                                                   ============       ============       ============      ============


                  Net (loss) per share, basic
                  and diluted (Note 2)             $      (0.00)      $      (0.01)      $       0.00      $      (0.01)
                                                   ============       ============       ============      ============

                  Average number of shares
                  of common stock outstanding         2,100,000          2,100,000          2,100,000         2,100,000
                                                   ============       ============       ============      ============



See Accompanying Notes to Financial Statements.

                            BAHAMAS ENTERPRISES, INC.
                          (A Development Stage Company)
                       StatementS of stockholders' equity



                                                                                                               Accumulated
                                                                                                                (Deficit)
                                                                  Common Stock                 Additional          During
                                                        -------------------------------         Paid-In         Development
                                                           Shares             Amount            Capital            Stage
                                                        ------------       ------------       ------------      ------------



          Sale of 21,000,000 shares, July 10, 1996         2,100,000       $      2,100       $          0      $          0

          Net (loss), December 31, 1996                       (2,100)
                                                        ------------       ------------       ------------      ------------

          Balance, December 31, 1996                       2,100,000       $      2,100       $          0      $     (2,100)

          Net (loss), December 31, 1997                                                                                    0
                                                        ------------       ------------       ------------      ------------

          Balance, December 31, 1997                       2,100,000       $      2,100       $          0      $     (2,100)

          Net (loss), December 31, 1998                                                                                    0
                                                        ------------       ------------       ------------      ------------

          Balance, December 31, 1998                       2,100,000       $      2,100       $          0      $     (2,100)

          February 2, 1999, changed from no
              par value to $.001                                                 (2,079)             2,079

          February 2, 1999, forward stock
              100:1                                                               2,079             (2,079)

          Net (loss), December 31, 1999                                                                              (15,244)
                                                        ------------       ------------       ------------      ------------

          Balance, December 31, 1999                       2,100,000       $      2,100       $          0      $    (17,344)

          Net (loss), December 31, 2000                       (7,213)
                                                        ------------       ------------       ------------      ------------

          Balance, December 31, 2000                       2,100,000       $      2,100       $          0      $    (24,557)
                                                        ============       ============       ============      ============


See Accompanying Notes to Financial Statements.

                            BAHAMAS ENTERPRISES, INC.
                          (A Development Stage Company)
                            StatementS of cash flows


                                                                                                            July 10, 1996
                                                      Year Ended         Year Ended         Year Ended       (inception) to
                                                     December 31,       December 31,       December 31,      December 31,
                                                         2000               1999               1998              2000
                                                     ------------       ------------       ------------      ------------
Cash Flows From Operating Activities
    Net (loss)                                       $     (7,213)      $    (15,244)      $          0      $    (24,557)
    Adjustments to reconcile net (loss) to cash
    (used in) operating activities:
    Changes in assets and liabilities
    Officer advances                                        7,213             15,244                  0            22,457
                                                     ------------       ------------       ------------      ------------

         Net cash (used in) operating
            activities                               $          0       $          0       $          0      $     (2,100)
                                                     ------------       ------------       ------------      ------------

Cash Flows From Investing Activities                 $          0       $          0       $          0      $          0
                                                     ------------       ------------       ------------      ------------

Cash Flows From Financing Activities
         Issuance of common stock                               0                  0                  0             2,100
                                                     ------------       ------------       ------------      ------------

         Net cash (used in) financing
            activities                               $          0       $          0       $          0      $      2,100
                                                     ------------       ------------       ------------      ------------

         Net increase (decrease) in cash
            and cash equivalents                     $          0       $          0       $          0      $          0

Cash and cash equivalents,
    beginning of period                                         0                  0                  0                 0
                                                     ------------       ------------       ------------      ------------
Cash and cash equivalents, end of period             $          0       $          0       $          0      $          0
                                                     ============       ============       ============      ============

See Accompanying Notes to Financial Statements.

                            BAHAMAS ENTERPRISES, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998



Note 1.  Nature of Business and Significant Accounting Policies

Nature of business:

Bahamas Enterprises, Inc. ("Company") was organized July 10, 1996 under the laws of the State of Nevada. The Company currently has no operations and, in accordance with Statement of Financial Accounting Standard (SFAS) No. 7, "Accounting and Reporting by Development Stage Enterprises," is considered a development stage company.

A summary of the Company's significant accounting policies is as follows:

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2000, 1999, and 1998.

Income taxes

Income taxes are provided for using the liability method of accounting in accordance with SFAS No. 109 "Accounting for Income Taxes." A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.


Note 2.  Stockholders' Equity

Common stock

The authorized common stock of the Company consists of 25,000,000 shares with par value of $0.001. On July 30, 1996, the Company authorized and issued 21,000 shares of its no par value common stock in consideration of $2,100 in cash.

                            BAHAMAS ENTERPRISES, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998



Note 2.     Stockholders' Equity (continued)

On February 2, 1999, the State of Nevada approved the Company's restated Articles of Incorporation, which increased its capitalization from 25,000 common shares to 25,000,000 common shares. The no par value was changed to $0.001 per share.

On February 2, 1999, the Company's shareholders approved a forward split of its common stock at one hundred shares for one share of the existing shares. The number of common stock shares outstanding increased from 21,000 to 2,100,000. Prior period information has been restated to reflect the stock split

The Company has not authorized any preferred stock.


Net loss per common share

Net loss per share is calculated in accordance with SFAS No. 128, "Earnings Per Share." The weighted-average number of common shares outstanding during each period is used to compute basic loss per share. Diluted loss per share is computed using the weighted averaged number of shares and dilutive potential common shares outstanding. Dilutive potential common shares are additional common shares assumed to be exercised.

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 2,100,000 during 2000, 1999, 1998, and since inception. As of December 31, 2000, 1999, 1998, and since inception, the Company had no dilutive potential common shares.


Note 3.     Income Taxes

There is no provision for income taxes for the period ended December 31, 2000, due to the net loss and no state income tax in Nevada, the state of the Company's domicile and operations. The Company's total deferred tax asset as of December 31, 2000 is as follows:


         Net operating loss carry forward            $   24,557
         Valuation allowance                         $  (24,557)
                                                     ----------

         Net deferred tax asset                      $        0


The net federal operating loss carry forward will expire between 2016 and 2020. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

                            BAHAMAS ENTERPRISES, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998


Note 4.     Going Concern

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have significant cash of other material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. It is the intent of the Company to seek a merger with an existing, operating company. Until that time, the stockholders, officers, and directors have committed to advancing the operating costs of the company.

Note 5.     Related Party Transactions

The Company neither owns nor leases any real or personal property. An officer of the corporation provides office services without charge. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The officers and directors for the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interest. The Company has not formulated a policy for the resolution of such conflicts.

Note 6.     Warrants and Options

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

                  On January 27, 2001, Barry L. Friedman, 1582 Tulita Drive, Las Vegas, Nevada 89127, the principal accountant which had previously been engaged to audit registrant's financial statements, died. Kyle Tingle, CPA, P.O. Box 50141, Henderson, Nevada 89016 has been engaged to audit registrant's financial statements for the fiscal year ended December 31, 2001. Registrant does not believe that there will be any disagreements with the findings of Barry L. Friedman.


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

                  The members of the Board of Directors of the Company serve until the next annual meeting of the stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. Information as to the directors and executive officers of the Company is as follows:



                  Name                                        Ages         Position
                  ----                                        ----         --------
                  Felicia May Nilson                          27           President and Director
                  7901 High Stream Avenue
                  Las Vegas, Nevada 89130


                  Stuart Curtis Nilson                        29           Secretary, Treasurer
                  7901 High Stream Avenue                                  and Director
                  Las Vegas, Nevada 89130

                  Vickie L. Andre                             61           Director
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

                  It is possible that persons associated with management may refer a prospective merger or acquisition candidate to the Company. In the event the Company consummates a transaction with any entity referred by associates of management, it is possible that such an associate will be compensated for their referral in the form of a finder's fee. It is anticipated that this fee will be either in the form of restricted common stock issued by the Company as part of the terms of the proposed transaction, or will be in the form of cash consideration. However, if such compensa tion is in the form of cash, such payment will be tendered by the acquisition or merger candidate, because the Company has insuffi cient cash available. The amount of such finder's fee cannot be determined as of the date of this registration statement, but is expected to be comparable to consideration normally paid in like transactions. No member of management of the Company will receive any finders fee, either directly or indirectly, as a result of their respective efforts to implement the Company's business plan outlined herein.

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


                                Name and                             Amount and
                               Address of                            Nature of
                               Beneficial                            Beneficial               Percent
Title of Class                   Owner                                  Owner                 of Class
--------------------------------------------------------------------------------------------------------
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


                                Name and                             Amount and
                               Address of                            Nature of
                               Beneficial                            Beneficial               Percent
Title of Class                   Owner                                  Owner                 of Class
--------------------------------------------------------------------------------------------------------

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

                  Felicia May Nilson has agreed to provide the necessary funds, without interest, for the Company to comply with the 1934 Act provided that she is an officer and director of the Company when the obligation is incurred. All advances will be interest- free.

Item 13.          Exhibits and Reports on Form 8-K.

                  There are no reports on Form 8-K incorporated herein by reference.

                  The following documents are filed as part of this report:

                  23.1      Consent of Kyle Tingle, CPA.

                                   SIGNATURES

          Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Company has duly caused this registration statement to be signed on its behalf by the under signed, thereunto duly authorized.

Date: March 30, 2001                  BAHAMAS ENTERPRISES, INC.



                                      By: /s/ Felicia May Nilson
                                         ---------------------------------------
                                          Felicia May Nilson
                                          President

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 30, 2001                  BAHAMAS ENTERPRISES, INC.



                                      By: /s/ Felicia May Nilson
                                         ---------------------------------------
                                          Felicia May Nilson
                                          President