Form 10QSB
period 2001-03-31
BAHAMAS ENTERPRISES INC
filed 2001-05-21
CIK 1080908

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001.

                                       OR

[ ]        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934
           FOR THE TRANSITION FROM _______ TO ________.


                        COMMISSION FILE NUMBER 000-25487


                            BAHAMAS ENTERPRISES, INC.
                 -----------------------------------------------
             (Exact name of registrant as specified in its charter)


                   Nevada                                 88-0409159
       ------------------------------                 -------------------
      (State or other jurisdiction of                   (I.R.S. Employer
       incorporation or organization)                 Identification No.)


  6767 W. Tropicana Boulevard, Suite 207
           Las Vegas, Nevada                                89103
  -----------------------------------------             --------------
   (Address of principal executive offices)               (Zip Code)


                      2980 S. Rainbow Boulevard, Suite 108
                             Las Vegas, Nevada 89146
                   -------------------------------------------
                 (Former name, former address and former fiscal
                      year, if changed since last report.)


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

     At March 31, 2001, there were outstanding 2,100,000 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes [ ]   No [X]

                                     PART I

                              FINANCIAL INFORMATION


Item I.   Financial Statements



                            BAHAMAS ENTERPRISES, INC.
                          (A Development Stage Company)

                                    CONTENTS




INDEPENDENT AUDITOR'S REPORT ON THE
FINANCIAL STATEMENTS                                                   3
------------------------------------------------------------------------

FINANCIAL STATEMENTS

   BALANCE SHEETS                                                      4

   STATEMENTS OF INCOME                                                5

   STATEMENTS OF STOCKHOLDERS' EQUITY                                  6

   STATEMENTS OF CASH FLOWS                                            7

   NOTES TO FINANCIAL STATEMENTS                                    8-10
------------------------------------------------------------------------


                          Independent Auditor's Report
                          ----------------------------


To the Board of Directors
Bahamas Enterprises, Inc.
Las Vegas, Nevada


I have audited the accompanying balance sheets of Bahamas Enterprises, Inc. (A Development Stage Company) as of March 31, 2001 and December 31, 2000, and the related statements of income, stockholders' equity, and cash flows for the three months ended March 31, 2001, the year then ended December 31, 2000 and the period July 10, 1996 (inception) through March 31, 2001. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit. The financial statements of Bahamas Enterprises, Inc. (A Development Stage Company) as of March 31, 2000 and December 31, 1999 were audited by other auditors whose has ceased operations and whose reports dated May 15, 2000 and January 21, 2000, respectively, expressed an unqualified opinion on those statements.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bahamas Enterprises, Inc. (A Development Stage Company) as of March 31, 2001 and December 31, 2000 and the results of its operations and cash flows for the three months ended March 31, 2001, the year ended December 31, 2000, and the period July 10, 1996 (inception) through March 31, 2001, in conformity with generally accepted accounting principles.

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



Kyle L. Tingle
Certified Public Accountant

May 1, 2001
Henderson, Nevada

                            BAHAMAS ENTERPRISES, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS



                                                              March 31,       December 31,
                                                                2001             2000
                                                              ---------       ------------
                                 ASSETS
CURRENT ASSETS                                                 $      0       $      0

      Total current assets                                     $      0       $      0
                                                               --------       --------
         Total assets                                          $      0       $      0
                                                               ========       ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable                                             $  2,114       $      0
  Officers advances (Note 7)                                     22,532         22,457
                                                               --------       --------

      Total current liabilities                                  24,646       $ 22,457
                                                               --------       --------



STOCKHOLDERS' EQUITY
  Common stock: $.001 par value;
     authorized 25,000,000 shares;
     issued and outstanding:
     2,100,000 shares at December 31, 2000:                    $  2,100       $  2,100
  2,100,000 shares at March 31, 2001;
  Additional Paid In Capital                                          0              0
  Accumulated deficit during development stage                  (26,746)       (24,557)
                                                               --------       --------
      Total stockholders' equity                                (24,646)       (22,457)
                                                               --------       --------
           Total liabilities and
           stockholders' equity                                $      0       $      0
                                                               ========       ========




See Accompanying Notes to Financial Statements.

                            BAHAMAS ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF INCOME




                                                                                                          JULY 10, 1996
                                        THREE MONTHS ENDED                     YEARS ENDED                (INCEPTION) TO
                                    MARCH 31,         MARCH 31,        DECEMBER 31,     DECEMBER 31,         MARCH 31,
                                      2001              2000              2000              1999              2001
                                   -----------       -----------       -----------       -----------       -----------
REVENUES                           $         0       $         0       $         0       $         0       $         0

COST OF REVENUE                              0                 0                 0                 0                 0
                                   -----------       -----------       -----------       -----------       -----------

      GROSS PROFIT                 $         0       $         0       $         0       $         0       $         0

GENERAL, SELLING AND
   ADMINISTRATIVE EXPENSES               2,189             3,399             7,213            15,244            26,746
                                   -----------       -----------       -----------       -----------       -----------
        OPERATING (LOSS)           $    (2,189)      $    (3,399)      $    (7,213)      $   (15,244)      $   (26,746)

NONOPERATING INCOME (EXPENSE)                0                 0                 0                 0                 0
                                   -----------       -----------       -----------       -----------       -----------
NET (LOSS)                         $    (2,189)      $    (3,399)      $    (7,213)      $   (15,244)      $   (26,746)
                                   ===========       ===========       ===========       ===========       ===========
NET (LOSS) PER SHARE, BASIC
AND DILUTED (NOTE 2)               $     (0.00)      $     (0.00)      $     (0.00)      $     (0.01)      $     (0.01)
                                   ===========       ===========       ===========       ===========       ===========

AVERAGE NUMBER OF SHARES
OF COMMON STOCK
OUTSTANDING                          2,100,000         2,100,000         2,100,000         2,100,000         2,100,000
                                   ===========       ===========       ===========       ===========       ===========




SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                            BAHAMAS ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                        ACCUMULATED
                                                                                         (DEFICIT)
                                               COMMON STOCK              ADDITIONAL        DURING
                                        --------------------------         PAID-IN       DEVELOPMENT
                                          SHARES          AMOUNT           CAPITAL          STAGE
                                        ----------      ----------       -----------      ----------
BALANCE, DECEMBER 31, 1998              2,100,000       $    2,100       $        0       $   (2,100)

FEBRUARY 2, 1999, CHANGED FROM NO
     PAR VALUE TO $.001                                     (2,079)           2,079

FEBRUARY 2, 1999, FORWARD STOCK
     100:1                                                   2,079           (2,079)

NET (LOSS), DECEMBER 31, 1999                                                                (15,244)
                                       ----------       ----------       ----------       ----------

BALANCE, DECEMBER 31, 1999              2,100,000       $    2,100       $        0       $  (17,344)

NET (LOSS), DECEMBER 31, 2000                                                                 (7,213)
                                       ----------       ----------       ----------       ----------

BALANCE, DECEMBER 31, 2000              2,100,000       $    2,100       $        0       $  (24,457)

NET (LOSS) JANUARY 1, 2001 TO
MARCH 31, 2001                                                                                (2,189)
                                       ----------       ----------       ----------       ----------

BALANCE, MARCH 31, 2001                 2,100,000       $    2,100       $        0       $  (26,746)
                                       ==========       ==========       ==========       ==========



SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                            BAHAMAS ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS


                                                                                                JULY 10, 1996
                                          THREE MONTHS ENDED             YEARS ENDED           (INCEPTION) TO
                                       MARCH 31,      MARCH 31,   DECEMBER 31,   DECEMBER 31,     MARCH 31,
                                         2001           2000         2000           1999            2001
                                       ---------      ---------   ------------   ------------     ---------
CASH FLOWS FROM
OPERATING ACTIVITIES
    NET (LOSS)                        $ (2,189)      $ (3,319)      $ (7,213)      $(15,244)      $(26,746)
    ADJUSTMENTS TO RECONCILE
    NET (LOSS) TO CASH
    (USED IN) OPERATING
    ACTIVITIES:
    CHANGES IN ASSETS
    AND LIABILITIES
    INCREASE IN ACCOUNTS PAYABLE         2,114              0              0              0          2,114
    INCREASE IN OFFICER ADVANCES            75          3,319          7,213         15,244         22,532
                                      --------       --------       --------       --------       --------

         NET CASH (USED IN)
            OPERATING ACTIVITIES      $      0       $      0       $      0       $      0       $ (2,100)
                                      --------       --------       --------       --------       --------

CASH FLOWS FROM
INVESTING ACTIVITIES                  $      0       $      0       $      0       $      0       $      0
                                      --------       --------       --------       --------       --------

CASH FLOWS FROM
FINANCING ACTIVITIES
    ISSUANCE OF COMMON STOCK                 0              0              0              0          2,100
                                      --------       --------       --------       --------       --------

         NET CASH (USED IN)
            FINANCING ACTIVITIES      $      0       $      0       $      0       $      0       $  2,100
                                      --------       --------       --------       --------       --------

         NET INCREASE (DECREASE)
            IN CASH                   $      0       $      0       $      0       $      0       $      0

CASH, BEGINNING OF PERIOD                    0              0              0              0              0
                                      --------       --------       --------       --------       --------

CASH, END OF PERIOD                   $      0       $      0       $      0       $      0       $      0
                                      ========       ========       ========       ========       ========



SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                            BAHAMAS ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      MARCH 31, 2001, AND DECEMBER 31, 2000


NOTE 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

     NATURE OF BUSINESS:
     -------------------

     BAHAMAS ENTERPRISES, INC. ("COMPANY") WAS ORGANIZED JULY 10, 1996 UNDER THE LAWS OF THE STATE OF NEVADA. THE COMPANY CURRENTLY HAS NO OPERATIONS AND, IN ACCORDANCE WITH STATEMENT OF FINANCIAL ACCOUNTING STANDARD (SFAS) NO. 7, "ACCOUNTING AND REPORTING BY DEVELOPMENT STAGE ENTERPRISES," IS CONSIDERED A DEVELOPMENT STAGE COMPANY.

     A SUMMARY OF THE COMPANY'S SIGNIFICANT ACCOUNTING POLICIES IS AS FOLLOWS:
     -------------------------------------------------------------------------

     ESTIMATES
     ---------

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

     CASH
     ----

     FOR THE STATEMENTS OF CASH FLOWS, ALL HIGHLY LIQUID INVESTMENTS WITH MATURITY OF THREE MONTHS OR LESS ARE CONSIDERED TO BE CASH EQUIVALENTS. THERE WERE NO CASH EQUIVALENTS AS OF MARCH 31, 2001 AND 2000, AND DECEMBER 31, 2000 AND 1999.

     INCOME TAXES
     ------------

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

     REPORTING ON COSTS FOR START-UP ACTIVITIES
     ------------------------------------------

     STATEMENT OF POSITION 98-5 ("SOP 98-5), "REPORTING ON THE COSTS OF START-UP ACTIVITIES" WHICH PROVIDES GUIDANCE ON THE FINANCIAL REPORTING OF START-UP AND ORGANIZATION COSTS, REQUIRES MOST COSTS OF START-UP ACTIVITIES AND ORGANIZATION COSTS TO BE EXPENSED AS INCURRED. WITH THE ADOPTION OF SPO 98-5, THERE HAS BEEN LITTLE TO NO EFFECT ON THE COMPANY'S FINANCIAL STATEMENTS.

                            BAHAMAS ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      MARCH 31, 2001, AND DECEMBER 31, 2000


NOTE 2. STOCKHOLDERS' EQUITY

     COMMON STOCK
     ------------

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

     NET LOSS PER COMMON SHARE
     -------------------------

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

     BASIC NET LOSS PER COMMON SHARE IS BASED ON THE WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING OF 2,100,000 DURING 2001, 2000, 1999, AND SINCE INCEPTION. AS OF DECEMBER 31, 2001, 2000, 1999, AND SINCE INCEPTION, THE COMPANY HAD NO DILUTIVE POTENTIAL COMMON SHARES.

NOTE 3. INCOME TAXES

     THERE IS NO PROVISION FOR INCOME TAXES FOR THE PERIOD ENDED MARCH 31, 2001, DUE TO THE NET LOSS AND NO STATE INCOME TAX IN NEVADA, THE STATE OF THE COMPANY'S DOMICILE AND OPERATIONS. THE COMPANY'S TOTAL DEFERRED TAX ASSET AS OF MARCH 31, 2001 IS AS FOLLOWS:


                  NET OPERATING LOSS CARRY FORWARD       $  26,746
                  VALUATION ALLOWANCE                    $ (26,746)
                                                         ----------
                  NET DEFERRED TAX ASSET                 $       0

     THE NET FEDERAL OPERATING LOSS CARRY FORWARD WILL EXPIRE BETWEEN 2016 AND 2021. THIS CARRY FORWARD MAY BE LIMITED UPON THE CONSUMMATION OF A BUSINESS COMBINATION UNDER IRC SECTION 381.

                            BAHAMAS ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      MARCH 31, 2001, AND DECEMBER 31, 2000


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

NOTE 6.  WARRANTS AND OPTIONS

     THERE ARE NO WARRANTS OR OPTIONS OUTSTANDING TO ACQUIRE ANY ADDITIONAL SHARES OF COMMON STOCK OF THE COMPANY.

NOTE 7.  OFFICERS ADVANCES

     THE COMPANY HAS INCURRED COSTS WHILE SEEKING ADDITIONAL CAPITAL THROUGH A MERGER WITH AN EXISTING COMPANY. AN OFFICER OF THE COMPANY HAS ADVANCED FUNDS ON BEHALF OF THE COMPANY TO PAY FOR THESE COSTS. THESE FUNDS HAVE BEEN ADVANCED INTEREST FREE.

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


                                     PART II

                                OTHER INFORMATION

Item 1 -  Legal Proceedings ..............................................None

Item 2 -  Changes in the Rights of the Company's
          Security Holders ...............................................None

Item 3 -  Defaults by the Company on its
          Senior Securities ..............................................None

Item 4 -  Submission of Matter to Vote of Security
          Holders ........................................................None

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



Dated: May 18, 2001                    BAHAMAS ENTERPRISES, INC.



                                       By: /s/ Felicia May Nilson
                                          ---------------------------------
                                            Felicia May Nilson
                                            President