Form 10QSB
period 2001-06-30
BAHAMAS ENTERPRISES INC
filed 2001-08-14
CIK 1080908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001.

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION FROM _________ TO _________ .

COMMISSION FILE NUMBER 000-25487

BAHAMAS ENTERPRISES, INC.

(Exact name of registrant as specified in its charter)

Nevada	88-0409159

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6767 W. Tropicana Boulevard, Suite 207 Las Vegas, Nevada	89103

(Address of principal executive offices)	(Zip Code)

N/A

(Former name, former address and former fiscal
year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   [X]    No   [   ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

At June 30, 2001, there were outstanding 2,100,000 shares of the Registrant’s Common Stock, $.001 par value.

Transitional Small Business Disclosure Format:   Yes   [   ]    No   [X]

PART I

FINANCIAL INFORMATION

Item I. Financial Statements

BAHAMAS ENTERPRISES, INC.
(A Development Stage Company)
CONTENTS

INDEPENDENT AUDITOR’S REPORT ON THE FINANCIAL STATEMENTS	1

FINANCIAL STATEMENTS

Balance Sheets	2

Statements of Income	3-4

Statements of Stockholders’ Equity	5

Statements of Cash Flows	6-7

Notes to Financial Statements	8-10

Independent Auditor’s Report

To the Board of Directors
Bahamas Enterprises, Inc.
Las Vegas, Nevada

I have audited the accompanying balance sheets of Bahamas Enterprises, Inc. (A Development Stage Company) as of June 30, 2001 and December 31, 2000, and the related statements of income, stockholders’ equity, and cash flows for the three months ended June 30, 2001, the six months ended June 30, 2001, the year ended December 31, 2000 and the period July 10, 1996 (inception) through June 30, 2001. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit. The financial statements of Bahamas Enterprises, Inc. (A Development Stage Company) as of June 30, 2000 and December 31, 1999 were audited by other auditors whose has ceased operations and whose reports dated July 14, 2000 and January 21, 2000, respectively, expressed an unqualified opinion on those statements.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bahamas Enterprises, Inc. (A Development Stage Company) as of June 30, 2001 and December 31, 2000 and the results of its operations and cash flows for the three months ended June 30, 2001, the six months ended June 30, 2001, the year ended December 31, 2000, and the period July 10, 1996 (inception) through June 30, 2001, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has no operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Kyle L. Tingle, CPA, LLC

August 8, 2001
Henderson, Nevada

BAHAMAS ENTERPRISES, INC.
(A Development Stage Company)
BALANCE SHEETS

	June 30,	December 31,
	2001	2000

ASSETS

CURRENT ASSETS	$0	$0

Total current assets	$0	$0

Total assets	$0	$0

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable	$2,481	$0

Officers advances (Note 7)	23,607	22,457

Total current liabilities	$26,088	$22,457

STOCKHOLDERS’ EQUITY

Common stock: $.001 par value; authorized 25,000,000 shares; issued and outstanding:

2,100,000 shares at December 31, 2000:	$	$2,100

2,100,000 shares at June 30, 2001;	2,100

Additional Paid In Capital	0	0

Accumulated deficit during development stage	(28,188)	(24,557)

Total stockholders’ equity	$(26,088)	$(22,457)

Total liabilities and stockholders’ equity	$0	$0

See Accompanying Notes to Financial Statements.

BAHAMAS ENTERPRISES, INC.
(A Development Stage Company)
STATEMENTS OF INCOME

	Three months ended		Six months ended

	June 30,	June 30,	June 30,	June 30,
	2001	2000	2001	2000

Revenues	$0	$0	$0	$0

Cost of revenue	0	0	0	0

Gross profit	$0	$0	$0	$0

General, selling and administrative expenses	1,442	1,295	3,631	4,694

Operating (loss)	$(1,442)	$(1,295)	$(3,631)	$(4,694)

Nonoperating income (expense)	0	0	0	0

Net (loss)	$(1,442)	$(1,295)	$(3,631)	$(4,694)

Net (loss) per share, basic and diluted (Note 2)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Average number of shares of common stock outstanding	2,100,000	2,100,000	2,100,000	2,100,000

See Accompanying Notes to Financial Statements.

BAHAMAS ENTERPRISES, INC.
(A Development Stage Company)
STATEMENTS OF INCOME

	Year ended		July 10, 1996
			(inception) to
	December 31,	December 31,	June 30,
	2000	1999	2001

Revenues	$0	$0	$0

Cost of revenue	0	0	0

Gross profit	$0	$0	$0

General, selling and administrative expenses	7,213	15,244	28,188

Operating (loss)	$(7,213)	$(15,244)	$(28,188)

Nonoperating income (expense)	0	0	0

Net (loss)	$(7,213)	$(15,244)	$(28,188)

Net (loss) per share, basic and diluted (Note 2)	$(0.00)	$(0.01)	$(0.01)

Average number of shares of common stock outstanding	2,100,000	2,100,000	2,100,000

See Accompanying Notes to Financial Statements.

BAHAMAS ENTERPRISES, INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS’ EQUITY

				Accumulated
				(Deficit)
	Common Stock		Additional	During
			Paid-In	Development
	Shares	Amount	Capital	Stage

Balance, December 31, 1998	2,100,000	$2,100	$0	$(2,100)

February 2, 1999, changed from no par value to $.001		(2,079)	2,079

February 2, 1999, forward stock 100:1		2,079	(2,079)

Net (loss), December 31, 1999				(15,244)

Balance, December 31, 1999	2,100,000	$2,100	$0	$(17,344)

Net (loss), December 31, 2000				(7,213)

Balance, December 31, 2000	2,100,000	$2,100	$0	$(24,557)

Net (loss) January 1, 2001 to June 30, 2001				(3,631)

Balance, June 30, 2001	2,100,000	$2,100	$0	$(28,188)

See Accompanying Notes to Financial Statements.

BAHAMAS ENTERPRISES, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	Three months ended		Six months ended

	June 30,	June 30,	June 30,	June 30,
	2001	2000	2001	2000

Cash Flows From Operating Activities

Net (loss)	$(1,442)	$(1,295)	$(3,631)	$(4,694)

Adjustments to reconcile net (loss) to cash (used in) operating activities:

Changes in assets and liabilities

Increase in accounts payable	367	0	2,481	0

Increase in officer advances	1,075	1,295	1,150	4,694

Net cash (used in) operating activities	$0	$0	$0	$0

Cash Flows From Investing Activities	$0	$0	$0	$0

Cash Flows From Financing Activities

Issuance of common stock	0	0	0	0

Net cash (used in) financing activities	$	$0	$0	$0

Net increase (decrease) in cash	$0	$0	$0	$0

Cash, beginning of period	0	0	0	0

Cash, end of period	$0	$0	$0	$0

See Accompanying Notes to Financial Statements.

BAHAMAS ENTERPRISES, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	Year ended		July 10, 1996
			(inception) to
	December 31,	December 31,	June 30,
	2000	1999	2001

Cash Flows From Operating Activities

Net (loss)	$(7,213)	$(15,244)	$(28,188)

Adjustments to reconcile net (loss) to cash (used in) operating activities:

Changes in assets and liabilities

Increase in accounts payable	0	0	2,481

Increase in officer advances	7,213	15,244	23,607

Net cash (used in) operating activities	$0	$0	$(2,100)

Cash Flows From Investing Activities	$0	$0	$0

Cash Flows From Financing Activities

Issuance of common stock	0	0	2,100

Net cash (used in) financing activities	$0	$0	$2,100

Net increase (decrease) in cash	$0	$0	$0

Cash, beginning of period	0	0	$0

Cash, end of period	$0	$0	$0

See Accompanying Notes to Financial Statements.

BAHAMAS ENTERPRISES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2001, and December 31, 2000

Note 1. Nature of Business and Significant Accounting Policies

Nature of business:

Bahamas Enterprises, Inc. (“Company”) was organized July 10, 1996 under the laws of the State of Nevada. The Company currently has no operations and, in accordance with Statement of Financial Accounting Standard (SFAS) No. 7, “Accounting and Reporting by Development Stage Enterprises,” is considered a development stage company.

A summary of the Company’s significant accounting policies is as follows:

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

Cash

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of June 30, 2001 and 2000, and December 31, 2000 and 1999.

Income taxes

Income taxes are provided for using the liability method of accounting in accordance with SFAS No. 109 “Accounting for Income Taxes.” A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

Reporting on costs for start-up activities

Statement of Position 98-5 (“SOP 98-5), “Reporting on the Costs of Start-Up Activities” which provides guidance on the financial reporting of start-up and organization costs, requires most costs of start-up activities and organization costs to be expensed as incurred. With the adoption of SPO 98-5, there has been little to no effect on the Company’s financial statements.

BAHAMAS ENTERPRISES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2001, and December 31, 2000

Note 2. Stockholders’ Equity

Common stock

The authorized common stock of the Company consists of 25,000,000 shares with par value of $0.001. On July 30, 1996, the Company authorized and issued 21,000 shares of its no par value common stock in consideration of $2,100 in cash.

On February 2, 1999, the State of Nevada approved the Company’s restated Articles of Incorporation, which increased its capitalization from 25,000 common shares to 25,000,000 common shares. The no par value was changed to $0.001 per share.

On February 2, 1999, the Company’s shareholders approved a forward split of its common stock at one hundred shares for one share of the existing shares. The number of common stock shares outstanding increased from 21,000 to 2,100,000. Prior period information has been restated to reflect the stock split

The Company has not authorized any preferred stock.

Net loss per common share

Net loss per share is calculated in accordance with SFAS No. 128, “Earnings Per Share.” The weighted-average number of common shares outstanding during each period is used to compute basic loss per share. Diluted loss per share is computed using the weighted averaged number of shares and dilutive potential common shares outstanding. Dilutive potential common shares are additional common shares assumed to be exercised.

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 2,100,000 during 2001 and 2000, and since inception. As of June 30, 2001 and 2000, December 31, 2000 and 1999, and since inception, the Company had no dilutive potential common shares.

Note 3. Income Taxes

There is no provision for income taxes for the period ended June 30, 2001, due to the net loss and no state income tax in Nevada, the state of the Company’s domicile and operations. The Company’s total deferred tax asset as of June 30, 2001 is as follows:

Net operating loss carry forward	$28,188

Valuation allowance	$(28,188)

Net deferred tax asset	$0

The net federal operating loss carry forward will expire between 2016 and 2021. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

BAHAMAS ENTERPRISES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2001, and December 31, 2000

Note 4. Going Concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have significant cash of other material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. It is the intent of the Company to seek a merger with an existing, operating company. Until that time, the stockholders, officers, and directors have committed to advancing the operating costs of the company.

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

Item II.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Item III.   Qualitative and Quantitative Disclosures About Market Risk.

     The Company has neither considered or conducted any research concerning qualitative and quantitative market risk.

PART II

OTHER INFORMATION

Item 1 — Legal Proceedings	None

Item 2 — Changes in the Rights of the Company’s Security Holders	None

Item 3 — Defaults by the Company on its Senior Securities	None

Item 4 — Submission of Matter to Vote of Security Holders	None

Item 5 — Other Information

     (a)  Board Meeting

     The board held one meeting during the current quarter, which was a special meeting by written consent.

     (b)  Committees

     The board of directors has not established any audit committee. In addition, the Company does not have any other compensation or executive or similar committees. The Company will not, in all likelihood, establish any audit committee until such time as the Company completes a business combination, of which there can be no assurance. The Company recognizes that an audit committee, when established, will play a critical role in the financial reporting system of the Company by overseeing and monitoring management’s and the independent auditors’ participation in the financial reporting process. At such time as the Company establishes an audit committee, its additional disclosures with the Company’s auditors and management may promote investor confidence in the integrity of the financial reporting process.

     Until such time as an audit committee has been established, the full board of directors will undertake those tasks normally associated with an audit committee to include, but not by way of limitation, the (i) review and discussion of the audited financial statements with management, (ii) discussions with the independent auditors the matters required to be discussed by the Statement On Auditing Standards No. 61, as may be modified or supplemented, and (iii) received from the auditors disclosures regarding the auditors’ Independents Standards Board Standard No. 1, as may be modified or supplemented.

     The board of directors of the Company, consistent with its intent to enhance the reliability and credibility of its financial statements, has submitted the financial statements included in this Form 10-QSB to its independent auditors prior to the filing of this report. An audit was completed for the period then ended.

Item 6 -Exhibits and Reports on Form 8-K

     The following exhibits are filed with this report:

(a)	No reports on Form 8-K were filed during the quarter for which the report is filed.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2001	BAHAMAS ENTERPRISES, INC.

	By:	/s/ Felicia May Nilson

Felicia May Nilson
President