Form 10QSB
period 2001-09-30
DOMAIN REGISTRATION  CORP
filed 2001-11-28
CIK 1080908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001.

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION FROM ____________ TO ____________.

COMMISSION FILE NUMBER 000-25487

DOMAIN REGISTRATION, CORP.

(Exact name of registrant as specified in its charter)

Nevada	88-0409159

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6767 W. Tropicana Avenue, Suite 207 Las Vegas, Nevada	89103

(Address of principal executive offices)	(Zip code)

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

At November 15, 2001, there were outstanding 4,100,000 shares of the Registrant’s Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes [   ]      No [X]

PART I

FINANCIAL INFORMATION

Item I. Financial Statements

BAHAMAS ENTERPRISES, INC.
(A Development Stage Company)

FINANCIAL REPORTS

SEPTEMBER 30, 2001
DECEMBER 31, 2000

BAHAMAS ENTERPRISES, INC.
(A Development Stage Company)

CONTENTS

INDEPENDENT AUDITOR’S REPORT ON THE FINANCIAL STATEMENTS	1

FINANCIAL STATEMENTS

Balance Sheets	2

Statements of Income	3-4

Statements of Stockholders’ Equity	5

Statements of Cash Flows	6-7

Notes to Financial Statements	8-10

Independent Auditor’s Report

To the Board of Directors
Bahamas Enterprises, Inc.
Las Vegas, Nevada

I have audited the accompanying balance sheets of Bahamas Enterprises, Inc. (A Development Stage Company) as of September 30, 2001 and December 31, 2000, and the related statements of income, stockholders’ equity, and cash flows for the three months ended September 30, 2001, the nine months ended September 30, 2001, the year ended December 31, 2000 and the period July 10, 1996 (inception) through September 30, 2001. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit. The financial statements of Bahamas Enterprises, Inc. (A Development Stage Company) as of September 30, 2000 and December 31, 1999 were audited by other auditors whose has ceased operations and whose reports dated October 2, 2000 and January 21, 2000, respectively, expressed an unqualified opinion on those statements.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bahamas Enterprises, Inc. (A Development Stage Company) as of September 30, 2001 and December 31, 2000 and the results of its operations and cash flows for the three months ended September 30, 2001, the nine months ended September 30, 2001, the year ended December 31, 2000, and the period July 10, 1996 (inception) through September 30, 2001, in conformity with generally accepted accounting principles.

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

Kyle L. Tingle
Certified Public Accountant

November 11, 2001
Henderson, Nevada

BAHAMAS ENTERPRISES, INC.
(A Development Stage Company)
BALANCE SHEETS

	September 30,	December 31,
	2001	2000

ASSETS
CURRENT ASSETS	$0	$0

Total current assets	$0	$0

Total assets	$0	$0

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$764	$0
Officers advances (Note 7)	26,588	22,457

Total current liabilities	$27,352	$22,457

STOCKHOLDERS’ EQUITY
Common stock: $.001 par value; authorized 25,000,000 shares; issued and outstanding:
2,100,000 shares at December 31, 2000:	$	$2,100
2,100,000 shares at September 30, 2001;	2,100
Additional Paid In Capital	0	0
Accumulated deficit during development stage	(29,452)	(24,557)

Total stockholders’ equity	$(27,352)	$(22,457)

Total liabilities and stockholders’ equity	$0	$0

See Accompanying Notes to Financial Statements.

BAHAMAS ENTERPRISES, INC.
(A Development Stage Company)
STATEMENTS OF INCOME

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,

	2001	2000	2001	2000

Revenues	$0	$0	$0	$0
Cost of revenue	0	0	0	0

Gross profit	$0	$0	$0	$0
General, selling and administrative expenses	1,264	1,260	4,895	5,954

Operating (loss)	$(1,264)	$(1,260)	$(4,895)	$(5,954)
Nonoperating income (expense)	0	0	0	0

Net (loss)	$(1,264)	$(1,260)	$(4,895)	$(5,954)

Net (loss) per share, basic and diluted (Note 2)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Average number of shares of common stock outstanding	2,100,000	2,100,000	2,100,000	2,100,000

See Accompanying Notes to Financial Statements.

BAHAMAS ENTERPRISES, INC.
(A Development Stage Company)
STATEMENTS OF INCOME

			July 10, 1996
	Year ended		(inception) to
	December 31,	December 31,	September 30,
	2000	1999	2001

Revenues	$0	$0	$0
Cost of revenue	0	0	0

Gross profit	$0	$0	$0
General, selling and administrative expenses	7,213	15,244	29,452

Operating (loss)	$(7,213)	$(15,244)	$(29,452)
Nonoperating income (expense)	0	0	0

Net (loss)	$(7,213)	$(15,244)	$(29,452)

Net (loss) per share, basic and diluted (Note 2)	$(0.00)	$(0.01)	$(0.01)

Average number of shares of common stock outstanding	2,100,000	2,100,000	2,100,000

See Accompanying Notes to Financial Statements.

BAHAMAS ENTERPRISES, INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS’ EQUITY

				Accumulated
				(Deficit)
	Common Stock		Additional	During
			Paid-In	Development
	Shares	Amount	Capital	Stage

Balance, December 31, 1998	2,100,000	$2,100	$0	$(2,100)
February 2, 1999, changed from no par value to $.001		(2,079)	2,079
February 2, 1999, forward stock 100:1		2,079	(2,079)
Net (loss), December 31, 1999				(15,244)

Balance, December 31, 1999	2,100,000	$2,100	$0	$(17,344)
Net (loss), December 31, 2000				(7,213)

Balance, December 31, 2000	2,100,000	$2,100	$0	$(24,457)
Net (loss) January 1, 2001 to September 30, 2001				(4,895)

Balance, September 30, 2001	2,100,000	$2,100	$0	$(29,452)

See Accompanying Notes to Financial Statements.

BAHAMAS ENTERPRISES, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2001	2000	2001	2000

Cash Flows From Operating Activities
Net (loss)	$(1,264)	$(1,260)	$(4,895)	$(5,954)
Adjustments to reconcile net (loss) to cash (used in) operating activities:
Changes in assets and liabilities
Increase (decrease) in accounts payable	(1,717)	0	764	0
Increase in officer advances	2,981	1,260	4,131	5,954

Net cash (used in) operating activities	$0	$0	$0	$0

Cash Flows From Investing Activities	$0	$0	$0	$0

Cash Flows From Financing Activities
Issuance of common stock	0	0	0	0

Net cash (used in) financing activities	$	$0	$0	$0

Net increase (decrease) in cash	$0	$0	$0	$0
Cash, beginning of period	0	0	0	0

Cash, end of period	$0	$0	$0	$0

See Accompanying Notes to Financial Statements.

BAHAMAS ENTERPRISES, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			July 10, 1996
	Year ended		(inception) to
	December 31,	December 31,	September 30,
	2000	1999	2001

Cash Flows From Operating Activities
Net (loss)	$(7,213)	$(15,244)	$(29,452)
Adjustments to reconcile net (loss) to cash (used in) operating activities:
Changes in assets and liabilities
Increase in accounts payable	0	0	764
Increase in officer advances	7,213	15,244	26,588

Net cash (used in) operating activities	$0	$0	$(2,100)

Cash Flows From Investing Activities	$0	$0	$0

Cash Flows From Financing Activities
Issuance of common stock	0	0	2,100

Net cash provided by financing activities	$0	$0	$2,100

Net increase (decrease) in cash	$0	$0	$0
Cash, beginning of period	0	0	$0

Cash, end of period	$0	$0	$0

See Accompanying Notes to Financial Statements.

BAHAMAS ENTERPRISES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2001, and December 31, 2000

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

Cash

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of September 30, 2001 and 2000, and December 31, 2000 and 1999.

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

Reporting on costs for start-up activities

Statement of Position 98-5 (“SOP 98-5”), “Reporting on the Costs of Start-Up Activities” which provides guidance on the financial reporting of start-up and organization costs, requires most costs of start-up activities and organization costs to be expensed as incurred. With the adoption of SPO 98-5, there has been little to no effect on the Company’s financial statements.

BAHAMAS ENTERPRISES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2001, and December 31, 2000

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 2,100,000 during 2001 and 2000, and since inception. As of September 30, 2001 and 2000, December 31, 2000 and 1999, and since inception, the Company had no dilutive potential common shares.

Note 3. Income Taxes

There is no provision for income taxes for the period ended September 30, 2001, due to the net loss and no state income tax in Nevada, the state of the Company’s domicile and operations. The Company’s total deferred tax asset as of September 30, 2001 is as follows:

Net operating loss carry forward	$29,452
Valuation allowance	$(29,452)

Net deferred tax asset	$0

The net federal operating loss carry forward will expire between 2016 and 2021. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

BAHAMAS ENTERPRISES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2001, and December 31, 2000

Note 4. Going Concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have significant cash of other material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. Until the Company has sufficient operations, the stockholders, officers, and directors have committed to advancing the operating costs of the company.

Note 5. Related Party Transactions

The Company neither owns nor leases any real or personal property. The resident agent for the corporation provides office services without charge. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The officers and directors for the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interest. The Company has not formulated a policy for the resolution of such conflicts.

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

Note 8. Subsequent Events

Merger with Suzy-Path, Corp.

On September 27, 2001, the Company adopted Articles and Plan of Merger of Bahamas Enterprises, Inc., a Nevada corporation into Suzy-Path, Corp., a Nevada Corporation. This plan was effective with the filing of the document with the State of Nevada on October 9, 2001. Through the agreement, each outstanding share of the Company was automatically converted to one share of Suzy-Path, Corp and the shares of Suzy-Path, Corp. were reconstituted on the basis of 100 shares for each original share of Suzy-Path, Corp. The transaction results in 4,100,000 shares of Suzy-Path, Corp. Suzy-Path, Corp. assumed all liabilities and obligations of the Company. Based on the terms of the merger agreement, through Rule 12g-3(a) of the general rules and regulations of the Securities and Exchange Commission, Suzy-Path became the surviving entity for reporting purposes to the Securities and Exchange Commission.

BAHAMAS ENTERPRISES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2001, and December 31, 2000

Note 8. Subsequent Events (continued)

Merger of Suzy-Path, Corp. with Domain Registration, Corp.

On September 27, 2001, Suzy-Path, Corp. adopted the Articles and Plan of Merger of Suzy-Path, Corp, a Nevada corporation, into Domain Registration, Corp., a Nevada Corporation. Domain Registration, Corp was a wholly owned subsidiary of Suzy-Path, Corp. This plan was effective with the filing of the document with the State of Nevada on October 10, 2001. Through the agreement, each outstanding share of Suzy-Path, Corp was automatically converted to one share of Domain Registration Corp. Domain Registration Corp. assumed all assets, liabilities and obligations of Suzy-Path, Corp. Based on the terms of the merger agreement, through Rule 12g-3(a) of the general rules and regulations of the Securities and Exchange Commission, Domain Registration, Corp. has elected to be the surviving entity for reporting purposes to the Securities and Exchange Commission.

Domain Registration, Corp.

Domain Registration, Corp., as a result of the merger, became a successor company (successor by merger-acquisition of assets) in connection with the acquisition of the business and assets, subject to liabilities, of Suzy-Path, Corp. Domain Registration, Corp financial statements will include the operations of the Company and Suzy-Path, Corp.

Item II. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     As at September 30, 2001, we had not closed the series of transactions which resulted in our entry into the domain registration and web hosting business.

     We (Domain Registration, Corp.) were a wholly-owned subsidiary of Suzy-Path, Corp., a Nevada corporation. Suzy-Path, Corp. became the successor issuer to Bahamas Enterprises, Inc., a Nevada corporation organized under the laws of the State of Nevada on July 10, 1996. Domain Registration, Corp. became the successor company (successor by merger-acquisition of assets) in connection with a series of articles and plans of merger which resulted in the acquisition of all of the assets subject to the liabilities and obligations of each of Bahamas Enterprises, Inc. and Suzy-Path, Corp.

     We currently have a web site which we consider to be “under construction.” Although we have defined “under construction” to mean that we intend to make substantive changes or improvements to the web site, the web site an be accessed by visitors through the world wide web. We own the domain names suzypathcorp.com, e-domainregistration.com and domainand-webhosting.com and we will further develop these web sites with the services relating to the domain registration and web hosting business.

     We intend to enhance our “under construction” web site and we intend to offer additional Verio products, if and when available, to meet potential customers changing requirements. We have no current plans, commitments or understandings to acquire or merger with any other company.

     Over the next twelve months, we plan to market our web site and we will do domain registration and web hosting sales. We will require additional funds to market our web site. Our cost of maintaining the web site, without any marketing costs and expense, should not exceed the sum of $80.00 per month. We are obligated through September 28, 2002 to Verio, Inc. in connection with this expense. Our officers and directors have agreed to fund our “burn rate,” pay off all offering expenses and expenses of having us comply with the federal securities laws (and being a public company) and have orally agreed to extend, if required, a “line of credit” in the amount of $10,000, without interest, to implement our marketing plan. The line of credit will expire on August 31, 2002. As of the date hereof, no funds have been drawn down on the line of credit. These agreements may not be enforceable. There is no assurance that we will be able to obtain financing for our business development. If adequate funds are not available to us, we believe that our business development will be adversely affected.

     This discussion may contain certain forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those forward-looking statements. The factors that may cause actual results to differ materially is that we will face intense competition in all aspects of our internet business. We have had limited visitors to our web site and we have not received any revenues from any customers. If we are not able to establish a customer base in the future, we will not be profitable. The market for the providing of domain registration and web service hosting is extremely competitive and highly fragmented. There are no substantial barriers to entry and we expect that competition will continue to intensify. The primary competitive factors determining success in this market are a reputation for reliability and service, effective customer support, and pricing. Our affiliate sales relationship with Verio, Inc. will assist us in competing. However, our competition may offer convenience and customer service superior to ours. In addition, these companies may have better marketing and distribution channels.

     In order to establish a customer base and to be competitive in providing domain registration services and web hosting services, we will need to implement our marketing strategy to the potential customer who desires to register his domain and have available low cost web site hosting services. Our success depends upon our ability to strategically list our web site with search engines and establish reciprocal click-through agreements with other web sites at an acceptable cost with what we hope to have as our user friendly web site. Although our competition will be “bundling” additional internet, networking and e-commerce services, because they target larger well established businesses, we believe that there are many potential customers who are interested only in domain registration and low cost web site hosting services, or either.

     The discussion of the factors which may cause actual results to differ and the analysis of our financial condition is management’s best estimate and analysis of the potential market, opportunities and difficulties that we face. There can be no assurances that the underlying assumptions accurately reflect our opportunities and potential for success. Competitive and economic forces make forecasting of revenues and costs difficult and unpredictable.

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

     None

Item 3 — Defaults by the Company on its Senior Securities

     None

Item 4 — Submission of Matter to Vote of Security Holders

     None

Item 5 — Other Information

     (a)  Board Meeting

     We held four meetings during the current quarter, Bahamas Enterprises, Inc. board held two meetings during the current quarter and the board of Suzy-Path, Corp. held three meetings during the current quarter.

     (b)  Committees

     We have not established any audit committee. In addition, we do not have any other compensation or executive or similar committees. We will not, in all likelihood, establish any audit committee until such time as we have achieved minimal revenues. We recognize that an audit committee, when established, will play a critical role in the financial reporting system by overseeing and monitoring management’s and the independent auditors’ participation in the financial reporting process. At such time as we establish an audit committee, the additional disclosures with our auditors and management may promote investor confidence in the integrity of the financial reporting process.

     Until such time as an audit committee has been established, the full board of directors will undertake those tasks normally associated with an audit committee to include, but not by way of limitation, the (i) review and discussion of the audited financial statements with management, (ii) discussions with the independent auditors of the matters required to be discussed by the Statement On Auditing Standards No. 61, as may be modified or supplemented, and (iii) information received from the auditors disclosures regarding the auditors’ Independents Standards Board Standard No. 1, as may be modified or supplemented.

     Our board of directors, consistent with an intent to enhance the reliability and credibility of our financial statements, has submitted the financial statements included in this Form 10-QSB to our independent auditor prior to the filing of this report. An audit was completed for the period then ended.

Item 6 — Exhibits and Reports on Form 8-K

     The following reports on Form 8-K were filed reflecting the transaction.

(a)	8K12G3 of Bahamas Enterprises, Inc. filed on October 11, 2001; and

(b)	8K12G3 of the Company filed on October 25, 2001.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 27, 2001	DOMAIN REGISTRATION, CORP.

	By:	/s/ Amy Hadley

Amy Hadley President