Form 10KSB
period 2001-12-31
DOMAIN REGISTRATION  CORP
filed 2002-03-05
CIK 1080908

Commission File No. 000-25487

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended: December 31, 2001

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ____________ to ____________

DOMAIN REGISTRATION, CORP.

(Exact Name of Small Business Issuer as Specified in its Charter)

NEVADA	88-0409159

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6767 W. Tropicana Avenue, Suite 207 Las Vegas, Nevada	89103

(Address of principal executive offices)	(Zip code)

Issuer’s telephone number: (702) 248-1047

Securities to be registered pursuant to Section 12(b) of the Act:

none

Securities to be registered pursuant to Section 12(g) of the Act:

$.001 Common Stock

(Title of Class)

     Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

     Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendments to this Form 10-K. [X]

     As of December 31, 2001, there were 4,100,000 shares of the registrant’s Common Stock, $.001 par value, outstanding.

     The aggregate market value of shares of Common Stock held by non-affiliates of the registrant is $-0-.

     State the registrant’s revenues for the December 31, 2001 fiscal year: $-0-.

Page

Item 1.	Description of Business
Item 2.	Description of Property
Item 3.	Legal Proceedings
Item 4.	Submission of Matter to Vote of Security Holders
Item 5.	Market for Common Registrant Equity and Related Stockholder Matter
Item 6.	Management’s Discussion and Analysis or Plan of Operation
Item 7.	Financial Statements
Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
Item 10.	Executive Compensation
Item 11.	Security Ownership of Certain Beneficial Owners and Management
Item 12.	Certain Relationships and Related Transactions
Item 13.	Exhibits and Reports on Form 8-K
Signature

3.

Item 1. Description of Business.

Introduction.

     We (Domain Registration, Corp.) were a wholly-owned subsidiary of Suzy-Path, Corp., a Nevada corporation. Suzy-Path, Corp. became the successor issuer to Bahamas Enterprises, Inc., a Nevada corporation organized under the laws of the State of Nevada on July 10, 1996. Domain Registration, Corp. became the successor company (successor by merger — acquisition of assets) in connection with a series of articles and plans of merger which resulted in the acquisition of all of the assets subject to the liabilities and obligations of each of Bahamas Enterprises, Inc. and Suzy-Path, Corp.

     Pursuant to Rule 12g-3(a) of the general rules and regulations of the Securities and Exchange Commission, we elected to become the successor issuer to Bahamas Enterprises, Inc. and Suzy-Path, Corp. because of our direct acquisition of the assets compromising a going business for reporting purposes under said Securities Exchange Act of 1934, as amended, and we elect to report under said Act. We have adopted December 31 as our fiscal year end to coincide with the fiscal year ends of Bahamas Enterprises, Inc. and Suzy-Path, Corp.

     The discussion contained herein contains “forward-looking statements” that involve risk and uncertainties. These statements may be identified by the use of terminology such as “believes,” “expects,” “may,” “will,” “should” or anticipates” or expressing this terminology negatively or similar expressions or by discussions of strategy. The cautionary statements made in this Form 10SB12G report should be read as being applicable to all related forward-looking statements wherever they appear in this prospectus. Our actual results could differ materially from those discussed in this report.

     Important factors that could cause or contribute to such differences include those discussed under the caption entitled “Risk Factors,” as well as those discussed elsewhere in this Form 10SB12G.

Company Summary.

A.	Our Business.

     We are a service organization and we collect a selling commission for referring customers who purchase Verio, Inc.’s (“Verio”) domain registration services, web hosting services and e-commerce services.

     We have been appointed as a non-exclusive authorized sales representative in the United States to solicit sales of Verio’s services. We are an independent contractor and we participate in what is known as Verio’s Web Agent

4.

Referral Program (“WARP Program”). We make residual income for referring business to Verio. Our current agreement commenced as of September 28, 2001 and remains in effect for two years unless terminated pursuant to the provisions of the agreement. We may request up to three one year extensions of the agreement.

     We can direct our customers to visit our web site to place orders or we can place orders on behalf of our customers or visitors can access our web site which allows them to place orders directly. The visitors are tracked through our site so when a visitor places an order on our page, we receive a commission for the sale after payment to Verio.

     Although we consider our web site “under construction,” the web site is available to be accessed on the world wide web. We have defined “under construction” to mean that we intended to make substantive changes or improvements to the web site.

B.	Verio.

     Verio is a large web hosting company and a provider of comprehensive internet services. Although potential customers could go directly to Verio (or any other third party) provider of domain registration services, web hosting services and e-commerce services, we believe that the so-called low end, entry level services which we market, through Verio’s web agent referral program (“WARP”), constitutes a less competitive niche wherein we may be able to achieve residual income for referring customers to Verio through the use of a user friendly web site.

C.	We May Not be Able to Continue as a Going Concern.

     Our auditor we prepare our financial statements assuming that we will continue as a going concern and he will issue a qualified report. The financial statements will contemplate the realization of assets and the liquidation of liabilities in the normal course of business. Currently, however, we do not have sufficient cash or other material assets nor do we have sufficient operations or a sufficient source of revenue to cover our operational costs which would allow us to continue as a going concern. The officers and directors (majority shareholders have committed to advancing us funds for limited operating costs incurred.)

D.	Financial Condition.

     We currently have limited liquid current assets and we have received no revenue from operations. Our web site has been accessed by visitors and we may have sales pending. We will have a loss from inception through December 31, 2001. Without the implementation of any marketing plan, our current “burn rate” is less than $80 per month. Upon implementation of our marketing plan, we expect that our “burn rate” will increase to approximately $800 per month. Not to exceed $500 per month will

5.

be expended for maintaining our web site and for the strategic listing of our web site with major search engines. The balance of approximately $300 will be utilized in connection with establishing reciprocal click-through agreements with complementary web site and for the expenses of having us comply with the federal securities laws.

     The officers and directors have agreed to fund our “burn rate,” and expenses of having us comply with the federal securities laws (and being a public company) and have orally agreed to extend, if required, a “line of credit” in the amount of $10,000, without interest, to implement our marketing plan. The line of credit will expire on August 31, 2002. As of the date hereof, no funds have been drawn down on the line of credit. These agreements may not be enforceable.

     As we are deemed to be a development stage company, we have a net loss and may not be profitable in the future. If we do not achieve any revenue growth sufficient to absorb our planned expenditures, we could experience additional losses in future periods. These losses or fluctuations that our operating results could cause you to have the financial risk of losing your entire investment.

E.	Our Competitive Disadvantage.

     We face competition from many entities providing services similar to ours. The market for the providing of domain registration and web service hosting is extremely competitive, highly fragmented, and has no substantial barriers to entry. Verio is also a direct competitor of ours. Our unproven market strategy will include the strategic listing of our web site with major search engines so our customers can find us and will include reciprocal click-through agreements with complementary web sites who may refer customers to our web site. Although we are reliant upon Amy Hadley, our president, for implementing our marketing strategy, the limited part-time contribution of her time may not be sufficient for us to implement our marketing strategy. Domain registration services supplied by competitors are substantially identical in nature but web hosting services can be more specialized.

     With customers obtained and secured only through the internet, with the ability to have a customer talk directly to one of our representatives (supplied through Verio), with the emphasis on the low-end entry level market, we believe that we will have an ability to generate revenues from customers registering domain names and/or utilizing Verio’s web hosting services. However, there is no assurance that will be able to compete effectively in the low-end entry level service market when we have management that lacks relevant business experience and with one part-time employee, Amy Hadley, who will be devoting limited time to our efforts. We may not have market acceptance of our services and the limited experiences and part-time effort of Amy Hadley puts us at a competitive disadvantage and our future uncertain.

6.

Business.

     Domain Registration, Corp. was a wholly-owned subsidiary of Suzy-Path, Corp., a Nevada corporation. Suzy-Path, Corp. became the successor issuer to Bahamas Enterprises, Inc., a Nevada corporation organized under the laws of the State of Nevada on July 10, 1996. Domain Registration, Corp. became the successor company (successor by merger — acquisition of assets) in connection with a series of articles and plans of merger which resulted in the acquisition of all of the assets subject to the liabilities and obligations of each of Bahamas Enterprises, Inc. and Suzy-Path, Corp.

     We currently have a web site which we consider to be “under construction.” Although we have defined “under construction” to mean that we intend to make substantive changes or improvements to the web site, the web site can be accessed by visitors through the world wide web. We own the domain names suzypathcorp.com, e-domainregistration.com and domainandwebhosting.com and we will further develop these web sites with the services relating to the domain registration and web hosting.

     We intend to enhance our “under construction” web site and we intend to offer additional Verio products, if and when available, to meet potential customers changing requirements. We have no current plans, commitments or understandings to acquire or merge with any other company.

Principal Services.

     We are now a selling organization and we collect a commission for referring qualified clients interested in securing Verio’s services. On September 28, 2001, we entered into an agreement with Verio wherein we have been appointed as a non-exclusive authorized sales representative in the United States to solicit sales of Verio’s services. These services include various domain registration services, web hosting services and e-commerce services. The agreement commenced as of September 28, 2001 and shall remain in effect for two years unless terminated pursuant to the provisions of the agreement. We may request up to three one year extensions of the agreement provided we make each such extension request in writing not more than 180 days and not less than 90 days before the expiration of the then current term. We are an independent contractor and we participate in what is known as Verio’s Web Agent Referral Program (“WARP Program”). We make residual income for referring business to Verio. We start by earning 20% of revenue collected from each and every customer that signs up for web hosting services and can increase up to 30% when we have signed up in excess of 200 accounts. Verio provides us with a co-branded web page that we customize with our own introductory text and banner.

     Our web sites are at http://www.suzypathcorp.com, www.e-domainregistration.com and www.domainandwebhosting.com (our web sites and its contents, do not form any part of this report).

7.

     Our Internet Provider’s address is 208.55.91.104 and our domain address at Verio is http://www.domainregistration.v-warp.com/ (this web site and its linked contents do not form any part of this report).

     We can direct our customers to visit our web site to place orders or we can place orders on behalf of our customers (directly or through our sales representatives at Verio) or visitors can access our web site which allows them to place orders directly. The visitors are tracked through our site using cookies (defined as a mechanism which server side connections can use to both store and retrieve information on the client side of the connection) so when a tracked visitor places an order on our page, we receive a commission for the sale. We will be paid six times a year, every other month, and we will be mailed a commission check for collected revenues on the accounts that we sign up during the previous period. The commissions are paid on collected revenues and, we have been informed by Verio, that due to invoice processing procedures, invoices may take three to five days to complete processing. If the processing procedure occurs at the end of the cycle, we will receive the commission in the following cycle.

     In order for us to receive credit for a sale, our visitors to the co-branded site must have a so-called java script and cookie enabled browser. Substantially all of the browser’s currently used are java script enabled and cookie enabled. All Netscape Navigator 3.0 or higher or Internet Explorer 3.0 or higher are java script and cookie enabled. If a visitor cannot or does not accept the tracking cookie, we will not be able to track the visitor and we will not be credited for the sale. We do not anticipate this occurring in many instances.

     We have established an email account at our domain and the email messages sent to our domain will be forwarded to the officers and directors. Verio and we have a firm policy against the transmission of unsolicited email (“spaming”).

     We also have the ability to review the web usage statistics located on the Verio server. Verio has provided us with a sales representative who will assist us and our customers with all of the services that we provide. We believe that Verio’s various hosting services are priced competitively with other providers of similar services as of the date hereof. However, pursuant to our agreement with Verio, they have the right to amend their service offerings and ad, delete, suspend or modify the terms and conditions of those services, at any time and from time to time, and to determine whether and when any such changes apply to both existing or future customers. Any changes may have an adverse effect upon our customers continuing to place orders with Verio. We may not at any time provide any billing arrangement or payment on behalf of our customers and Verio will not pay a commission to us in the event that a customer orders services directly from Verio’s web site without first linking from our storefront web site.

     We currently provide domain name registration wherein the customer will

8.

secure a domain name, be supplied with a free “welcome” page and receive unlimited mail forwarding to a default address. In addition, we have a domain pointer plan wherein the name and page will indicate “under construction” until such time as the customer points the person accessing the web site to another specific page.

     In addition, Verio has a series of various web hosting plans at various costs, as low as $24.95 per month with a $50.00 set up fee to very expensive web hosting plans. We believe that the typical person who will utilize our services will be interested in a cost of not to exceed $100.00 per month with $100.00 set up fee. The ExpresStart Plan costs $24.95 per month with a $50.00 set up fee. This plan provides for the customer to have seven web pages, ten megabytes of diskspace, ten email accounts, 20 email forwarding locations and one autoresponder. The Bronze Plan costs $24.95 per month with a $50.00 set up fee. This Plan provides five gigabytes of monthly data transfer, 100 megabytes of diskspace and ten configureable email accounts. The Silver Plan costs $29.95 per month plus $50.00 set up fee. This Plan consists of 7.5 gigabytes of monthly data transfer, 150 megabytes of diskspace and 20 configureable email accounts. The Gold Plan costs $99.95 per month plus $50.00 set up fee. This Plan provides 10 gigabytes of monthly data transfer, 200 megabytes disk space (enough room for video, auto, multimedia presentations and related computer so-called “bells and whistles”) and 30 configureable email accounts. The Company also has a Silver Plan Windows 2000® which costs $49.95 per month and $50 set up fee. This Plan consists of 7.5 gigabytes of monthly data transfer, 150 megabyte disk space and 20 configureable email accounts. The Gold Plan Windows 2000® costs $99.95 per month plus $100.00 set up fee. This Plan consists of 10 gigabytes of monthly data transfer, 200 megabyte disk space (enough room for video, auto, multimedia presentations and related computer so-called “bells and whistles”) and 30 configureable email accounts. As it relates to the Windows 2000® Plans, the customer is able to use the account control panel and uses his or her own software to build and publish the site.

     In connection with the transactions with Verio, Verio provides our customers with daily backups, UPS power backup, diesel backup generator, 24 hour, seven day a week network monitoring provided by Verio. Further, Verio guarantees our customers a 99 percent up time with refunds for times less than 99%.

     Although Verio has other services for which we may earn a commission (e-commerce hosting plans), we will work with Verio to register the domain name, set up the customers web hosting account and bill and maintain the web site for a low monthly price selected for the hosting plan so that the customer will be able to build its business while Verio builds the web site.

     We have no products and other services than set forth above. We currently have no other services announced or planned to be announced to the public.

9.

Risk Factors.

     In addition to the other information in this Form 10SB12G, the following risk factors should be considered carefully in evaluating our business.

1.	An investment in our shares of common stock involves a high degree of risk and you may lose your entire investment.

     We have no operating history nor have we received any revenues or earnings from operations. We have no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until we have generated substantial revenues from customers registering domain names and/or utilizing web hosting services.

10.

2.	Unless we obtain loans or additional funding, we may not be able to continue as a going concern.

     Our auditor’s going concern opinion and the notation in the financial statements will indicate that we do not have significant cash or other material assets and that we are relying on advances from stockholders, officers and directors to meet limited operating expenses. Our financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts and classification of liabilities that might result should we be unable to continue as a going concern. We will have a loss from inception through December 31, 2001 of $36,406.

     Without the implementation of any marketing plan, our current “burn rate” is less than $80 per month. Upon implementation of our marketing plan, we expect that our “burn rate” will increase to approximately $800 per month. Not to exceed $500 per month will be expended for the strategic listing of our web site with major search engines. The balance will be utilized in connection with establishing reciprocal click-through agreements with complementary web site and for the expenses of having us comply with the federal securities laws. The officers and directors have agreed to fund our “burn rate,” and expenses of having us comply with the federal securities laws (and being a public company) and have orally agreed to extend, if required, a “line of credit” in the amount of $10,000, without interest, to implement our marketing plan. The line of credit will expire on August 31, 2002. As of the date hereof, no funds have been drawn down on the line of credit. These agreements may not be enforceable.

     If we do not secure the loans (or raise additional capital if the loans are not forthcoming), you may lose your entire investment.

3.	We currently commenced business operations and has no current operating history which makes an evaluation of us difficult.

     We have a limited operating history. As of December 31, 2001, we will have incurred losses and we expect losses to continue. There is nothing at this time on which to base an assumption that our business plan will prove successful, and there is no assurance that we will be able to operate profitably.

4.	Our success is dependent on management which has other full time employment, has limited experience and will only devote limited part time working for us which makes our future even more uncertain.

11.

     As compared to many other public companies, we do not have any depth of managerial and technical personnel. Our management has no experience with the domain registration and web hosting business. Furthermore, our officers and directors will not be employed by us as they are involved with other businesses and have other interests which could give rise to conflicts of interest with respect to the business of and the amount of time devoted to our business.

5.	In addition to having no full time management and lack of experience in the domain registration and web hosting business, if we lose Amy Hadley, our business would be impaired.

     Our success is heavily dependent upon the continued participation of our president, Amy Hadley. Loss of her services could have a material adverse effect upon our business development. We do not maintain “key person” life insurance on Amy Hadley’s life. We do not have a written employment agreement with Amy Hadley. There can be no assurance that we will be able to recruit or retain other qualified personnel, should it be necessary to do so.

6.	Our officers and directors are the principal stockholders and will be able to approve all corporate actions without your consent and will control our Company.

     Our principal stockholders Amy Hadley, Felicia May Nilson, Stuart Curtis Nilson and Vickie L. Andre currently own approximately 84% of our common stock. They will have significant influence over all matters requiring approval by our stockholders, but not requiring the approval of the minority stockholders. In addition, Amy Hadley, Felicia May Nilson and Stuart Curtis Nilson are directors and will be able to elect all of the members of our board of directors, allowing them to exercise significant control of our affairs and management. In addition, they may transact most corporate matters requiring stockholder approval by written consent, without a duly-noticed and duly-held meeting of stockholders.

7.	We face competition from other entities providing services similar to ours; accordingly, we may not be able to compete effectively with other selling organizations and with other entities providing services similar to ours.

     We will face intense competition in all aspects of the internet business. The market for the providing of domain registration and web service hosting is extremely competitive and highly fragmented. There are no substantial barriers to entry and we expect that competition will continue to intensify. The primary competitive factors determining success in this market are a reputation for reliability and service, effective customer support, and pricing. Our affiliate sales relationship with Verio will assist us in competing. However, our competition may offer convenience and customer service superior to ours. In addition, these companies may have better marketing and distribution channels. There can be no assurance that we will be able to compete

12.

effectively in this highly competitive industry, which could have a material impact upon market acceptance of our services.

8.	Our plan of operation may incorporate estimates rather than actual figures. Our plan of operation and the implementation of our plan of operation assume that our estimates are correct, however, the actual results may differ materially and adversely when the actual figures are determined.

     The discussion of our plan of operation is management’s best estimate and analysis of the potential market, opportunities and difficulties that we face. There can be no assurances that the underlying assumptions accurately reflect our opportunities and potential for success. Competitive and economic forces make forecasting of revenues and costs difficult and unpredictable.

9.	You will receive no dividends on your investment.

     We have never paid dividends. We do not anticipate declaring or paying dividends in the foreseeable future. Our retained earnings, if any, will finance the development and expansion of our business. Our dividends will be at our board of directors’ discretion and contingent upon our financial condition, earnings, capital requirements and other factors. Future dividends may also be affected by covenants contained in loan or other financing documents we may execute. Therefore, there can be no assurance that cash dividends of any kind will ever be paid.

10.	If we issue future shares, present investors’ per share value will be diluted.

     We are authorized to issue a maximum of 50,000,000 shares of common shares. As of December 31, 2001, there were 4,100,000 shares issued and outstanding. The board of directors’ authority to issue common stock without shareholder consent may dilute the value of your common stock.

11.	Our common stock has no public market and the value may decline after the offering.

     There is no established public trading market or market maker for our securities. There can be no assurance that a market for our common stock will be established or that, if established, a market will be sustained. Therefore, if you purchase our securities you may be unable to sell them. Accordingly, you should be able to bear the financial risk of losing your entire investment.

12.	Our common stock may never be public traded and you may have no ability to sell the shares.

     We plan to seek a listing on the Over The Counter (“OTC”) Bulletin Board. We will contact a market maker to seek the listing on our behalf.

13.

     Only market makers can apply to quote securities. Market makers who desire to initiate quotations in the OTC Bulletin Board system must complete an application (Form 211) and by doing so, will have to represent that it has satisfied all applicable requirements of the Securities and Exchange Commission Rule 15c2-11 and the filing and information requirements promulgated under the National Association of Securities Dealers’ (“NASD”) Bylaws. The OTC Bulletin Board will not charge us with a fee for being quoted on the service. NASD rules prohibit market makers from accepting any remuneration in return for quoting issuers’ securities on the OTC Bulletin Board or any similar medium. We intended to be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, and, as such, we may be deemed compliant with Rule 15c2-11. The NASD Regulators, Inc. will review the market maker’s application and if cleared, it cannot be assumed by any investor that any federal, state or self-regulatory requirements other than certain NASD rules and Rule 15c2-11 have been considered by the NASD Regulation, Inc. Furthermore, the clearance should not construed by any investor as indicating that the NASD Regulation, Inc., the Securities and Exchange Commission or any state securities commission has passed upon the accuracy or adequacy of the documents contained in the submission.

     We have not contacted any market maker for sponsorship of our shares on the OTC Bulletin Board.

     The OTC Bulletin Board is a market maker or dealer-driven system offering quotation and trading reporting capabilities — a regulated quotation service — that displays real-time quotes, last-sale prices, and volume information in OTC equity securities. The OTC Bulletin Board securities are not listed and traded on the floor of an organized national or regional stock exchanges. Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting market makers or dealers in stocks.

     If we are unable to obtain a market maker to sponsor our listing, we will be unable to develop a trading market for our common stock. We may be unable to locate a market maker that will agree to sponsor our securities. Even if we do locate a market maker, there is no assurance that our securities will be able to meet the requirements for a quotation or that the securities will be accepted for listing on the OTC Bulletin Board.

13.	If our common stock does not meet blue sky resale requirements, you may be unable to resell your securities.

     The common stock must meet the blue sky resale requirements in the states in which the proposed purchasers reside. If we are unable to qualify the securities offered and there is no exemption from qualification in certain states, the holders of the securities or the purchasers of the securities may be unable to sell them.

14.

14.	Our shareholders may face significant restrictions on the resale of our common stock due to state “blue sky” laws.

     There are state regulations that may adversely affect the transferability of our common stock. We have not registered our common stock for resale under the securities or “blue sky” laws of any state. We may seek qualification or advise our shareholders of the availability of an exemption. We are under no obligation to register or qualify our common stock in any state or to advise the shareholders of any exemptions.

     Current shareholders, and person who desire to purchase the common stock in any trading market that may develop in the future, should be aware that there might be significant state restrictions upon the ability of new investors to purchase the securities.

     Blue sky laws, regulations, orders, or interpretations place limitations on offerings or sales of securities by “blank check” companies or in “blind-pool” offerings, or if such securities represent “cheap stock” previously issued to promoters or others. We are not a “blank check” or “blind pool” company. The selling security holders, because they originally paid $.001 for each share, may be deemed to hold “cheap stock.” These limitations typically provide, in the form of one or more of the following limitations, that such securities are:

     (a)  Not eligible for sale under exemption provisions permitting sales without registration to accredited investors or qualified purchasers;

     (b)  Not eligible for the transaction exemption from registration for non-issuer transactions by a registered broker-dealer;

15.

     (c)  Not eligible for registration under the simplified small corporate offering registration (SCOR) form available in many states;

     (d)  Not eligible for the “solicitations of interest” exception to securities registration requirements available in many states;

     (e)  Not permitted to be registered or exempted from registration, and thus not permitted to be sold in the state under any circumstances.

     Virtually all 50 states have adopted one or more of these limitations, or other limitations or restrictions affecting the sale or resale of stock of blank check companies or securities sold in “blind pool” offerings or “cheap stock” issued to promoters or others. Specific limitations on such offerings have been adopted in:

Alaska	Nevada	Tennessee
Arkansas	New Mexico	Texas
California	Ohio	Utah
Delaware	Oklahoma	Vermont
Florida	Oregon	Washington
Georgia	Pennsylvania
Idaho	Rhode Island
Indiana	South Carolina
Nebraska	South Dakota

     Any secondary trading market which may develop, may only be conducted in those jurisdictions where an applicable exemption is available or where the shares have been registered.

15.	Our common stock may be subject to significant restriction on resale due to federal penny stock restrictions.

     The Securities and Exchange Commission has adopted rules that regulate broker or dealer practices in connection with transactions in penny stocks. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange system). The penny stock rules require a broker or dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker or dealer also must provide the customer with bid and offer quotations for the penny stock, the compensation of the broker or dealer, and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. The penny stock rules also require that prior to a transaction in a penny stock

16.

not otherwise exempt from such rules, the broker or dealer must make a special written determination that a penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.

     These disclosure requirements may have the effect of reducing the level of trading activity in any secondary market for our stock that becomes subject to the penny stock rules, and accordingly, customers in our securities may find it difficult to sell their securities, if at all.

Distribution.

     We deliver our services through our web sites. We have the domain names www.suzypathcorp.com, www.e-domainregistration.com and www.domainandwebhosting.com and Verio is our Internet service provider and web site developer. Except for Verio, we have not and do not intend to formulate any other relationships for the hosting, development or maintenance of a web site.

Competitive Business Conditions.

     We will remain an insignificant player among the firms that engage in selling domain name registration services and web site hosting services. There are many established Internet companies which provide these services, ancillary to their regular services, and there are many established domain name registration companies and web site hosting companies which have significantly greater financial and personal resources and technical expertise than we have. The WARP Program from Verio is available to other entities. In view of our limited financial resources and limited management availability, we will continue to be at a significant competitive disadvantage compared to other selling organizations and those services which directly register domain names and those companies which provide web site hosting services.

     In addition, we will face competition from other entities providing services similar to ours. We will face intense competition in all aspects of the internet business. The market for the providing of domain registration and web service hosting is extremely competitive and highly fragmented. There are no substantial barriers to entry and we expect that competition will continue to intensify. The primary competitive factors determining success in this market are a reputation for reliability and service, effective customer support, and pricing. Our affiliate sales relationship with Verio will assist us in competing. However, our competition may offer convenience and customer service superior to ours. In addition, these companies may have better marketing and distribution channels.

Verio.

     Verio is a large web hosting company and a provider of comprehensive internet services. It has more than 4,000 resellers in the United States, more than 170

17.

in other countries, all of which may compete with us. Verio has preferential marketing agreements with other internet online companies, provides private label and co-branded distribution relationships with telecommunications companies and also has in-house telemarketing operations. While basic internet access and web hosting services constitute the predominate services offered by Verio, Verio’s focus is on the so-called “enhanced services,” what is deemed to be the fastest growing segment of the internet services market. As business users of the internet adopt enhanced services, they also require additional bandwidth and web site functionality to support their expanded use of the internet.

     Although potential customers could go directly to Verio (or any other third party) provider of domain registration services, web hosting services and e-commerce services, we believe that the so-called low end, entry level services which we market, through Verio’s web agent referral program, constitutes a less competitive niche wherein we may be able to achieve residual income for referring customers to Verio through the use of a user friendly web site. Verio’s large existing customer base and strong, balance position in both the internet access and web hosting service platforms gives Verio a competitive edge in offering its services which include applications hosting, e-commerce, premier data centers, managed services, co-location and security products.

Customer Base.

     We have had limited visitors to our web site and we have not received any revenues from any customers who have paid Verio. If we are not able to establish a customer base in the future, we will not be profitable.

     In order to establish a customer base and to be competitive in providing domain registration services and web hosting services, we will need to implement our marketing strategy to the potential customer who desires to register his domain and have available low cost web site hosting services. Our success depends upon our ability to strategically list our web site with search engines and establish reciprocal click-through agreements with other web sites at an acceptable cost with what we hope to have as our user friendly web site. Although our competition will be “bundling” additional internet, networking and e-commerce services, because they target larger well established businesses, we believe that there are many potential customers who are interested only in domain registration and low cost web site hosting services, or either. Although we believe that our plan of operation is feasible, we cannot assure you that we will be able to properly market our services or that our anticipated niche in domain registration and web site hosting service is viable.

Sources and Availability of Raw Materials.

     We have no raw materials or suppliers.

18.

Intellectual Property.

     We do not have any trademarks, patents, licenses, royalty agreements, or other proprietary interest.

Governmental Regulation Issues.

     We are not now affected by direct government regulation, generally and laws or regulations directly applicable to access to or commerce on the Internet.

     However, due to increasing usage of the Internet, a number of laws and regulations may be adopted relating to the Internet, covering user privacy, pricing, and characteristics and quality of products and services. Furthermore, the growth and development for Internet commerce may prompt more stringent consumer protection laws imposing additional burdens on those companies conducting business over the Internet. The adoption of any additional laws or regulations may decrease the growth of the Internet, which, in turn, could decrease the demand for Internet services and increase the cost of doing business on the Internet. These factors may have an adverse effect on our business, results of operations and financial condition.

     Moreover, the interpretation of sales, tax, libel and personal privacy laws applied to Internet commerce is uncertain and unresolved. We may be required to qualify to do business as a foreign corporation in each such state or foreign country. Our failure to qualify as a foreign corporation in a jurisdiction where we are required to do so could subject us to taxes and penalties. Any such existing or new legislation or regulation, including state sales tax, or the application of laws or regulations from jurisdictions whose laws do not currently apply to our business, could have a material adverse effect on our business, results of operations and financial condition.

Research and Development.

     Other than our initial web site development, we have not undergone any research and development activity.

19.

Environmental Law Compliance.

     We do not anticipate any environmental compliance expense.

Employees.

     We currently have one employee, Amy Hadley, our president and director, who works for our Company part-time without compensation. We have no employment contracts and our employee is not a union member or affected by labor contracts. We have a sales representative, supplied by Verio at their cost and expense to assist customers, at no cost or expense to the Company.

Reports to Security Holders.

     We are a reporting company pursuant to the requirements of the Securities Exchange Act of 1934, as amended, and we will file quarterly, annual and other reports with the Securities and Exchange Commission. Our annual report will contain the required audited financial statements. The reports and other information filed by us will be available for inspection and copying at the public reference facilities of the Commission, 450 Fifth Street, N.W., Washington, D.C. 20549.

     Copies of such material may be obtained by mail from the Public Reference Section of the Commission at 450 Fifth Street, N.W., Washington, D.C. 20549, at prescribed rates. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the Commission maintains a world wide web site on the Internet at http://www.sec.gov that contains reports, proxy and information statements and other information regarding registrants that file electronically with the Commission.

Item 2. Description of Property.

     Our executive offices are located at 6767 West Tropicana Avenue, Suite 207, Las Vegas, Nevada 89103-4754 where we occupy space supplied by our registered agent. The space is approximately 200 square feet total, of which we occupy a small portion without charge. We feel that this space is adequate for our needs at this time, and we feel that we will be able to locate adequate space in the future, if needed, on commercially reasonable terms.

Item 3. Legal Proceedings.

     There is no litigation pending or threatened by or against the Company.

Item 4. Submission of Matter to Vote of Security Holders.

20.

     There has been no matters submitted to the Company’s security holders.

Item 5. Market for Common Company Equity and Related Stockholder Matter.

Market Information and Market Price.

     There is no trading market for our common stock at present and there has been no trading market to date. Our common stock is not traded on any exchange. We plan to eventually seek listing on the OTC Bulletin Board System or in the Pink Sheets, LLC “Pink Sheets.”

     There is no assurance that a trading market will ever develop or, if such a market does develop, that it will continue. We intend to request a broker-dealer to make application to the NASD Regulation, Inc. to have the Company’s securities traded on the OTC Bulletin Board System or published, in print and electronic media, or either, in the Pink Sheets LLC “Pink Sheets.”

     We cannot guarantee that we will obtain a listing. There is no trading activity in our securities, and there can be no assurance that a regular trading market for our common stock will ever be developed.

Other Stock Market Considerations.

     The Securities and Exchange Commission adopted Rule 15g-9, which established the definition of a “penny stock,” for purposes relevant to the Company, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person’s account for transactions in penny stocks; and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person’s account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stock in both public offering and in secondary trading, and about commissions payable to both the broker-dealer and the registered

21.

representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

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

Shareholders.

     As of December 31, 2001, we had 26 shareholders of record of our common stock.

Voting Rights.

     Each share of common stock entitles the holder to one vote, either in person or by proxy, at meetings of shareholders. The holders are not permitted to vote their shares cumulatively. Accordingly, the holders of common stock holding, in the aggregate, more than fifty percent of the total voting rights can elect all of our directors and, in such event, the holders of the remaining minority shares will not be able to elect any of such directors. The vote of the holders of a majority of the issued and outstanding shares of common stock entitled to vote thereon is sufficient to authorize, affirm, ratify or consent to such act or action, except as otherwise provided by law.

     Section 2115 of the California General Corporation law, however, provides that a corporation incorporated under the laws of a jurisdiction other than California, but which has more than one-half of its “outstanding voting securities” and which has a majority of its property, payroll and sales in California, based on the factors used in determining its income allocable to California on its franchise tax returns, may be required to provide cumulative voting until such time as the Company has its shares listed on certain national securities exchanges, or designated as a national market security on NASDAQ (subject to certain limitations). Accordingly, holders of the our

22.

common stock may be entitled to one vote for each share of common stock held and may have cumulative voting rights in the election of directors. This means that holders are entitled to one vote for each share of common stock held, multiplied by the number of directors to be elected, and the holder may cast all such votes for a single director, or may distribute them among any number of all of the directors to be elected.

     Our existing directors who are also shareholders, acting in harmony, will be able to elect all of the members of our board of directors even if Section 2115 is applicable.

Dividend Policy.

     All shares of common stock are entitled to participate proportionally in dividends if our board of directors declares them out of the funds legally available and subordinate to the rights, if any, of the holders of outstanding shares of preferred stock. These dividends may be paid in cash, property or additional shares of common stock. We have not paid any dividends since our inception and presently anticipate that all earnings, if any, will be retained for development of our business. Any future dividends will be at the discretion of our board of directors and will depend upon, among other things, our future earnings, operating and financial condition, capital requirements, and other factors. Therefore, there can be no assurance that any dividends on the common stock will be paid in the future.

Miscellaneous Rights and Provisions.

     Holders of common stock have no preemptive or other subscription rights, conversion rights, redemption or sinking fund provisions. In the event of our dissolution, whether voluntary or involuntary, each share of common stock is entitled to share proportionally in any assets available for distribution to holders of our equity after satisfaction of all liabilities and payment of the applicable liquidation preference of any outstanding shares of preferred stock.

Transfer Agent.

     Our transfer agent is:

Pacific Stock Transfer Company 500 E. Warm Springs, Suite 240 Las Vegas, Nevada 89119 (702) 361-3033 (702) 433-1979 (fax)

23.

CUSIP Number.

     Our CUSIP number is 25702N 10 7

Shares Eligible for Future Sale.

     As of the date of this report, all of the issued and outstanding shares of the Company’s Common Stock held by non-affiliates are eligible for sale under Rule 144 promulgated under the Securities Act of 1933, as amended, subject to certain limitations included in said Rule. In general, under Rule 144, a person (or persons whose shares are aggregated), who has satisfied a one year holding period, under certain circumstances, may sell within any three-month period a number of shares which does not exceed the greater of one percent of the then outstanding Common Stock or the average weekly trading volume during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitation by a person who has satisfied a two-year holding period and who is not, and has not been for the preceding three months, an affiliate of the Company.

     In summary, Rule 144 applies to affiliates (that is, control persons) and nonaffiliates when they resell restricted securities (those purchased from the issuer or an affiliate of the issuer in nonpublic transactions). Nonaffiliates reselling restricted securities, as well as affiliates selling restricted or nonrestricted securities, are not considered to be engaged in a distribution and, therefore, are not deemed to be underwriters as defined in Section 2(11), if six conditions are met:

(1)	Current public information must be available about the issuer unless sales are limited to those made by nonaffiliates after two years.

(2)	When restricted securities are sold, generally there must be a one-year holding period.

(3)	When either restricted or nonrestricted securities are sold by an affiliate after one year, there are limitations on the amount of securities that may be sold; when restricted securities are sold by non-affiliates between the first and second years, there are identical limitations; after two years, there are no volume limitations for resales by non-affiliates.

(4)	Except for sales of restricted securities made by nonaffiliates after two years, all sales must be made in brokers’ transactions as defined in Section 4(4) of the Securities Act of 1933, as amended, or a transaction directly with a “market maker” as that term is defined in Section 3(a)(38) of the 1934 Act.

(5)	Except for sales of restricted securities made by nonaffiliates after two

24.

years, a notice of proposed sale must be filed for all sales in excess of 500 shares or with an aggregate sales price in excess of $10,000.

(6)	There must be a bona fide intention to sell within a reasonable time after the filing of the notice referred to in (5) above.

Item 6. Management’s Discussion and Analysis or Plan of Operation

     The discussion contained herein contains “forward- looking statements” that involve risk and uncertainties. These statements may be identified by the use of terminology such as “believes,” “expects,” “may,” “will,” “should” or anticipates” or expressing this terminology negatively or similar expressions or by discussions of strategy. The cautionary statements made in this prospectus should be read as being applicable to all related forward-looking statements wherever they appear in this prospectus. Our actual results could differ materially from those discussed in this prospectus.

     Important factors that could cause or contribute to such differences include those discussed under the caption entitled “Risk Factors,” as well as those discussed elsewhere in this Form 10SB12G.

     We are a development stage company with limited operations and no revenues. We are unable to satisfy cash requirements without management’s financial support. We anticipate that we will meet our cash requirements for the foreseeable future through the financial support of our management. Management’s financial accommodations will be evidenced by non-interest bearing promissory notes between our company and management. No promissory notes are currently in effect. We have not determined the amount of funds that will be necessary for management to contribute at this time.

     Over the next twelve months, we plan to market our web site and we will do domain registration and web hosting sales. We will require additional funds to market our web site. Our cost of maintaining the web site, without any marketing costs and expense, should not exceed the sum of $80.00 per month. We are obligated through September 28, 2002 to Verio in connection with this expense. The officers and directors have agreed to fund our “burn rate,” pay off all offering expenses and expenses of having us comply with the federal securities laws (and being a public company) and have orally agreed to extend, if required, a “line of credit” in the amount of $10,000, without interest, to implement our marketing plan. Upon implementation of our marketing plan, we expect that our “burn rate” will increase to approximately $800 per month. Not to exceed $500 per month will be expended for maintaining our web site and for the strategic listing of our web site with major search engines. The balance of approximately $300 will be utilized in connection with establishing reciprocal

25.

click-through agreements with complementary web site and for the expenses of having us comply with the federal securities laws. The line of credit will expire on August 31, 2002. As of the date hereof, no funds have been drawn down on the line of credit. These agreements may not be enforceable. There is no assurance that we will be able to obtain financing for our business development. If adequate funds are not available to us, we believe that our business development will be adversely affected.

     Our objective will be to market the web site upon full completion of its development — after we feel it is no longer “under construction.” This marketing strategy is subject to our having sufficient funding to carry out our plan which will include the following elements:

1.	Strategic listing of our web site with major search engines in order to increase the visibility of our web site when users enter applicable keywords, such as “domain registration” and “web site hosting,” with major search engines. We believe that many of the people looking for information concerning domain registration and web site hosting will enter those keywords with major search engines in order to find relevant web sites. Our objective will be to ensure that our site is frequently cited by major search engines when these keywords are searched; and

2.	Reciprocal click-through agreements with complementary web sites who are prepared to allow us to place links to our web site on their web sites in consideration for us permitting a reciprocal link to their web site on our web site.

     The exact nature of our marketing plan will depend on a number of factors, including the availability of funds to implement our marketing plan and internet marketing conditions and practices at the time we complete development of our web site. We may pursue different marketing strategies from the marketing strategies listed above.

     Until such time as we market our web site, if ever, we may not have revenues from our operations. We anticipate that if our web site is properly marketed, we will generate revenues from the sale of domain registration and web hosting sales. There is no assurance that we will be successful in selling our services on our web site. We have no other sources of revenue. As such, if we are not successful in this regard, we will be unable to achieve revenues under our current business plan.

     We do not anticipate significant research and development expenses over the next twelve months. We do not expect to purchase or sell any plant and significant equipment or make any significant changes in the number of employees over the next twelve months.

26.

Item 7. Financial Statements.

DOMAIN REGISTRATION, CORP.
(A Development Stage Company)

27.

Independent Auditor’s Report

To the Board of Directors
Domain Registration, Corp.
Las Vegas, Nevada

I have audited the accompanying balance sheets of Domain Registration, Corp. (A Development Stage Company) as of December 31, 2001 and December 31, 2000, and the related statements of income, stockholders’ equity, and cash flows for the years then ended and the period July 10, 1996 (inception) through December 31, 2001. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit. The financial statements of Bahamas Enterprises, Inc., a constituent company, as of December 31, 1999 were audited by other auditors whose has ceased operations and whose report of January 21, 2000 expressed an unqualified opinion on those statements.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Domain Registration, Corp. (A Development Stage Company) as of December 31, 2001 and December 31, 2000 and the results of its operations and cash flows for the years then ended, and the period July 10, 1996 (inception) through December 31, 2001, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has limited operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Kyle L. Tingle, CPA, LLC

February 13, 2001
Henderson, Nevada

28.

DOMAIN REGISTRATION, CORP.
(A Development Stage Company)
BALANCE SHEETS

	December 31,	December 31,
	2001	2000

ASSETS
CURRENT ASSETS
Cash in escrow	$1,101	$0
Prepaid expenses	24,750	0

Total current assets	$25,851	$0

INTANGIBLE ASSETS
Goodwill, net of amortization (Note 9)	$1,700	$0

Total assets	$27,551	$0

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$19,468	$0
Officers advances (Note 5)	42,118	22,457

Total current liabilities	$61,586	$22,457

STOCKHOLDERS’ EQUITY
Common stock: $.001 par value; authorized 50,000,000 shares; issued and outstanding:
2,100,000 shares at December 31, 2000:	$	$2,100
4,100,000 shares at December 31, 2001;	4,100
Additional Paid In Capital	0	0
Accumulated deficit during development stage	(38,135)	(24,557)

Total stockholders’ equity	$(34,035)	$(22,457)

Total liabilities and stockholders’ equity	$27,551	$0

See Accompanying Notes to Financial Statements.

29.

DOMAIN REGISTRATION, CORP.
(A Development Stage Company)
STATEMENTS OF INCOME
Years Ended December 31,

				July 10, 1996
				(inception) to
				December 31,
	2001	2000	1999	2001

Revenues	$0	$0	$0	$0
Cost of revenue	750	0	0	750

Gross profit	$(750)	$0	$0	$(750)
General, selling and administrative expenses
Operating expenses	11,099	7,213	15,244	35,656
Reduction in goodwill (Note 9)	1,729	0	0	1,729

Operating (loss)	$(12,828)	$(7,213)	$(15,244)	$(37,385)
Nonoperating income (expense)	0	0	0	0

Net (loss)	$(13,578)	$(7,213)	$(15,244)	$(38,135)

Net (loss) per share, basic and diluted (Note 2)	$(0.01)	$(0.00)	$(0.01)	$(0.02)

Average number of shares of common stock outstanding	2,554,795	2,100,000	2,100,000	2,183,838

See Accompanying Notes to Financial Statements.

30.

DOMAIN REGISTRATION, CORP.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS’ EQUITY

				Accumulated
				(Deficit)
	Common Stock		Additional	During
			Paid-In	Development
	Shares	Amount	Capital	Stage

Balance, December 31, 1998	2,100,000	$2,100	$0	$(2,100)
February 2, 1999, changed from no par value to $.001		(2,079)	2,079
February 2, 1999, forward stock 100:1		2,079	(2,079)
Net (loss), December 31, 1999				(15,244)

Balance, December 31, 1999	2,100,000	$2,100	$0	$(17,344)
Net (loss), December 31, 2000				(7,213)

Balance, December 31, 2000	2,100,000	$2,100	$0	$(24,557)
Issuance of stock in merger with Suzy-Path Corp.	2,000,000	2,000	0
Net (loss) January 1, 2001 to December 31, 2001				(13,578)

Balance, December 31, 2001	4,100,000	$4,100	$0	$(38,135)

See Accompanying Notes to Financial Statements.

31.

DOMAIN REGISTRATION, CORP.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
Years Ended December 31,

				July 10, 1996
				(inception) to
				December 31,
	2001	2000	1999	2001

Cash Flows From
Operating Activities
Net (loss)	$(13,578)	$(7,213)	$(15,244)	$(38,135)
Adjustments to reconcile net (loss) to cash (used in) operating activities:
Reduction in goodwill	1,729	0	0	1,729
Changes in assets and liabilities
(Increase) in prepaid assets	(24,750)	0	0	(24,750)
Increase in accounts payable	19,468	0	0	19,468
Increase in officer advances	19,661	7,213	15,244	42,118

Net cash (used in) operating activities	$2,530	$0	$0	$430

Cash Flows From Investing Activities
Acquisition of businesses, net of cash	$(4,530)	$0	$0	$(4,530)

Cash Flows From Financing Activities
Cash received in acquisition	$1,101	$0	$0	$1,101
Issuance of common stock	2,000	0	0	4,100

Net cash provided by financing activities	$3,101	$0	$0	$5,201

Net increase (decrease) in cash	$1,101	$0	$0	$1,101
Cash, beginning of period	0	0	0	$0

Cash, end of period	$1,101	$0	$0	$1,101

See Accompanying Notes to Financial Statements.

32.

DOMAIN REGISTRATION, CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2001, 2000 and 1999

Note 1. History and Organization of the Company

Nature of business:

Domain Registration, Corp. (“Company”) was organized July 31, 2001 under the laws of the State of Nevada. Bahamas Enterprises, Inc., the accounting predecessor to the Company was organized under the laws of the State of Nevada on July 10, 1996. The Company currently has limited operations and, in accordance with Statement of Financial Accounting Standard (SFAS) No. 7, “Accounting and Reporting by Development Stage Enterprises,” is considered a development stage company.

Merger between Suzy-Path, Corp. and Bahamas Enterprises, Inc.

On September 27, 2001, the Articles and Plan of Merger of Bahamas Enterprises, Inc., a Nevada corporation into Suzy-Path, Corp., a Nevada Corporation was adopted. This plan was effective with the filing of the document with the State of Nevada on October 9, 2001. Through the agreement, each outstanding share of the Company was automatically converted to one share of Suzy-Path, Corp and the shares of Suzy-Path, Corp. were reconstituted on the basis of 100 shares for each original share of Suzy-Path, Corp. The transaction results in 4,100,000 shares of Suzy-Path, Corp. Suzy-Path, Corp. assumed all liabilities and obligations of the Company. Based on the terms of the merger agreement, through Rule 12g-3(a) of the general rules and regulations of the Securities and Exchange Commission, Suzy-Path became the surviving entity for reporting purposes to the Securities and Exchange Commission.

For accounting purposes, the acquisition of Bahamas Enterprises, Inc. by Suzy-Path Corp. was treated as a reverse acquisition. Bahamas Enterprises, Inc. was considered as the acquirer. The financial statements are those of Bahamas Enterprises, Inc. and its operations since its inception of July 10, 1996. All information in the accompanying financial statements was restated to reflect this transaction.

Merger between Domain Registration, Corp. and Suzy-Path, Corp.

On September 27, 2001, Suzy-Path, Corp. adopted the Articles and Plan of Merger of Suzy-Path, Corp., a Nevada corporation, into Domain Registration, Corp., a Nevada Corporation. Domain Registration, Corp was a wholly owned subsidiary of Suzy- Path, Corp. This plan was effective with the filing of the document with the State of Nevada on October 10, 2001. Through the agreement, each outstanding share of Suzy-Path, Corp was automatically converted to one share of Domain Registration, Corp. Domain Registration, Corp. assumed all assets, liabilities and obligations of Suzy-Path, Corp. Based on the terms of the merger agreement, through Rule 12g-3(a) of the general rules and regulations of the Securities and Exchange Commission, Domain Registration, Corp. has elected to be the surviving entity for reporting purposes to the Securities and Exchange Commission.

For accounting purposes, the acquisition of Suzy-Path, Corp. by Domain Registration, Corp is treated as a reverse acquisition. Suzy-Path, Inc. was considered as the acquirer. The financial statements are those of merged Suzy-Path, Corp. and Bahamas Enterprises, Inc. and its operations since its inception of July 10, 1996. All information in the accompanying financial statements was restated to reflect this transaction.

33.

DOMAIN REGISTRATION, CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2001, 2000 and 1999

Note 2. Significant Accounting Policies

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

Cash

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2001, 2000 and 1999.

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

Recent Accounting Pronouncements

In July 2001, the FASB issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against these new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions of each statement that apply to goodwill and intangible assets acquired prior to June 30, 2001 will be adopted by the Company on January 1, 2002.

The FASB also recently issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB’s new rules on asset impairment supersede SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and portions of Accounting Principles Bulletin Opinion 30, “Reporting the Results of Operations.” This Standard provides a single accounting model for long-lived assets

34.

DOMAIN REGISTRATION, CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2001, 2000 and 1999

Note 2. Significant Accounting Policies (continued)

to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. This Standard also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. The provisions of this Standard are not expected to have a significant effect on the Company’s financial position or operating results.

Note 3. Stockholders’ Equity

Common stock

The authorized common stock of the accounting predecessor to the Company consisted of 25,000,000 shares with par value of $0.001. On July 30, 1996, the accounting predecessor to the Company authorized and issued 21,000 shares of its no par value common stock in consideration of $2,100 in cash.

On February 2, 1999, the State of Nevada approved Bahamas Enterprises, Inc.’s restated Articles of Incorporation, which increased its capitalization from 25,000 common shares to 25,000,000 common shares. The no par value was changed to $0.001 per share. On February 2, 1999, Bahamas Enterprises, Inc.’s shareholders approved a forward split of its common stock at one hundred shares for one share of the existing shares. The number of common stock shares outstanding increased from 21,000 to 2,100,000. Prior period information has been restated to reflect the stock split.

Through the merger with Suzy-Path, Corp. as described in Note 1 to the financial statements, the accounting predecessor to the Company issued 2,000,000 shares of common stock for each share outstanding of Suzy-Path, Corp.

Based upon Rule 12g-3(a) of the general rules and regulations of the Securities and Exchange Commission, Domain Registration, Corp. has elected to be the surviving entity for reporting purposes to the Securities and Exchange Commission. Based upon the terms of the merger agreement, the 4,100,000 issued and outstanding shares of Suzy-Path, Corp. were automatically converted the same number of to shares in Domain Registration, Corp. Domain Registration, Corp. was organized July 31, 2001 under the laws of the State of Nevada. The Company authorized 50,000,000 shares of common stock.

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

35.

DOMAIN REGISTRATION, CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2001, 2000 and 1999

Note 3. Stockholders’ Equity (continued)

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 2,183,838 since inception. As of December 31, 2001 and since inception, the Company had no dilutive potential common shares.

Note 4. Income Taxes

There is no provision for income taxes for the period ended December 31, 2001, due to the net loss and no state income tax in Nevada, the state of the Company’s domicile and operations. The Company’s total deferred tax asset as of December 31, 2001 is as follows:

Net operating loss carry forward	$38,135
Valuation allowance	$(38,135)

Net deferred tax asset	$0

The net federal operating loss carry forward will expire between 2016 and 2020. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

In connection with the acquisition of Suzy-Path, Corp. and Domain Registration, Corp., the Company acquired certain federal net operating loss carryforwards of $3,429. If, in the future, the realization of these acquired deferred tax assets becomes more likely than not, any reduction in the associated valuation allowance will be allocated to reduce purchased intangibles.

Note 5. Going Concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have significant cash of other material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The stockholders, officers, and directors have committed to advancing certain of the operating costs of the company.

Note 6. Related Party Transactions

The Company does not own or lease any real or personal property. An officer of the corporation provides office services without charge. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The officers and directors for the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interest. The Company has not formulated a policy for the resolution of such conflicts.

36.

DOMAIN REGISTRATION, CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2001, 2000 and 1999

Note 7. Warrants and Options

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

Note 8. Business Combinations

Merger between Suzy-Path, Corp. and Bahamas Enterprises, Inc.

Bahamas Enterprises, Inc. is a reporting company to the Security and Exchange Commission under the Securities Act of 1934, as amended. Suzy-Path, Corp. maintained a web site for customers to register domain names through a contact with Verio, Inc. The merger resulted in the direct acquisition of the assets comprising a going business.

Pursuant to SFAS No. 141, “Business Combinations,” the transaction was treated as a reverse acquisition by Bahamas Enterprises, Inc., whereby the assets acquired and liabilities were recorded at their fair market value. The excess of cost over net identifiable assets acquired is reflected as goodwill. The allocation of the purchase price was as follows:

Cash	$1,501
Prepaid assets	13,050
Investment in subsidiary	15,000
Goodwill	949

30,500
Officer payable	15,000
Accounts payable	13,500

28,500

$2,000

Share consideration	$2,000

Merger between Domain Registration, Corp. and Suzy-Path, Corp.

Domain Registration, Corp. was a wholly-owned subsidiary of Suzy-Path, Corp. It also maintained a web site for customers to register domain names through a contact with Verio, Inc. The merger resulted in the direct acquisition of the assets comprising a going business.

Pursuant to SFAS No. 141, “Business Combinations,” the transaction was treated as a reverse acquisition by Suzy-Path, Corp., whereby the assets acquired and liabilities were recorded at their fair market value. The excess of cost over net identifiable assets acquired is reflected as goodwill. The allocation of the purchase price was as follows:

37.

DOMAIN REGISTRATION, CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2001, 2000 and 1999

Note 8. Business Combinations (continued)

Prepaid expenses	$13,050
Goodwill	2,480

$15,530
Officer payable	530
Elimination of investment of subsidiary	15,000

$15,530

Share consideration	$0

Note 9. Intangible Assets, including Goodwill

The components of intangible assets are as follows:

Goodwill	$3,429
Reduction of Goodwill and other long-lived assets	(1,729)

$1,700

The Company, as part of its review of financial results for the period ended December 31 2001, performed an assessment of the carrying value of he Company’s goodwill recorded in connection with its acquisition. The assessment was performed pursuant to SFAS 121 because of the Company’s limited operations. The conclusion of the SFAS 121 assessment was that the Company that the carrying value of these assets exceeded their fair value. The write down of $1,729 is related to the goodwill associated with the acquisitions of Suzy-Path, Corp. and Domain Registration, Corp. The acquisitions were for the ongoing business in anticipation of cash flow over the life of the Verio, Inc. contracts. Fair value was determined as the legal fees and registration costs that would have been incurred had the Company chose to start instead of purchase the operations.

38.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     There have been no changes nor any disagreements with the accountants or the accountant’s findings.

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors, Officers, Promoters and Control Persons.

     The members of the Board of Directors of the Company serve until the next annual meeting of the stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. Information as to the directors and executive officers of the Company is as follows:

Name	Ages	Position

Amy Hadley	40	President/Director
Scott Curtis Nilson	27	Secretary/Treasurer Director
Felicia May Nilson	29	Director

     The principal occupation and business experience during the last five years for each of the present directors and executive officers of the Company are as follows:

Amy Hadley

Amy Hadley has been a major shareholder of the Company since October 10, 2001 and is the President and a director of the Company. From 1990 to the present, she has been employed as a Technical Support Specialist for NORAD. She has been responsible for project support, presentation, setup, graphics design and research and development in synthetic warfare, demonstration support and SAF operations (computer wargaming). She is also the owner of ANG Enterprises, a boutique website design firm providing layout, uploading and maintenance of customer websites.

Stuart Curtis Nilson

Stuart Curtis Nilson has been a major shareholder of the Company since 1996 and has been the Secretary, Treasurer and a director since 1999. From 1994 to the present, he has been employed by York International in connection with the evaluation, design and fabrication of duct and pipe systems for existing projects, as well as for new projects.

Felicia May Nilson

Felicia May Nilson has been a major shareholder of the Company since 1996, had been the President until October 10, 2001, and a director since 1999. From 1994 to the present, she has been an executive administrative assistance at Spanish Trail Associates, with responsibilities for all real estate projects, including budgeting, forecasting, financial analysis, with renter liaison.

     The officers and directors may be deemed parents and promoters of the Company as those terms are defined by the Securities Act of 1933, as amended. All directors hold office until the next annual stockholders’ meeting or until their death, resignation, retirement, removal, disqualification, or until their successors have been elected and qualified. Officers of the Company serve at the will of the Board of Directors.

39.

     There are no agreements or understandings for any officer or director of the Company to resign at the request of another person and none of the officers or directors are acting on behalf of or will act at the direction of any other person.

Section 16(a) Beneficial Ownership Reporting Compliance.

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and holders of more than 10% of our common stock to file with the Securities and Exchange Commission reports regarding their ownership and changes in ownership of the common stock. We believe that from Bahamas Enterprises, Inc. inception through its merger of October 9, 2001 with us and through December 31, 2001, the end of our current fiscal year, our officers, directors and 10% stockholders complied with all Section 16(a) filing requirements, with the exception of one report for Amy Hadley on a Form 3. She did not report the receipt of her 2,000,000 shares. Stuart Curtis Nilson, Felicia May Nilson and Vickie L. Andre each filed a Form 3 as an officer, director and as a holder of more than 10% of common stock of Bahamas Enterprises, Inc., a predecessor issuer to our Company on July 13, 1999. Except for a Form 3 for Amy Hadley, no other Form 3 will be filed and no Form 3 or 5 is contemplated to be filed based upon the reporting person’s reasonable belief in good faith that said previous reports are complete and accurate. In making these statements, we have relied upon examination of a copy of the Form 3 provided to us and the representations of our directors and officers.

     Notwithstanding the above disclosure, the Company has checked the box provided on the cover page of this Form to indicate that there is no disclosure in this form of reporting person delinquencies in response to Item 405 of Regulation S-B.

Item 10. Executive Compensation.

     No executive compensation has been paid since our inception. We have paid no compensation or consulting fees to any of our officers or directors and we are not a party to any employment agreements. We have made no advances and no advances are contemplated to be made by us to any of our officers or directors. We have no retirement, pension, profit sharing or stock option plans or insurance or medical reimbursement plans covering our officers and directors and we do not contemplate implementing any such plans. Although each of the officers are technically employees, except for Amy Hadley, none of the officers spent more than two hours per month developing our business. No value has been assigned to any of the services performed by our officers (employees) and no compensation will be awarded to, earned by, or paid to these officers. Amy Hadley is now the only officer who serves as an employee and is the only person who provides services to us in connection with the implementation of our plan of operation. We do contemplate, however, that any officer and director will be entitled to reimbursement for out of pocket expenditures for

40.

activities on our behalf. There are no transactions between us and any third party wherein the purpose of the transaction is to furnish compensation to any of our officers and directors. We do not anticipate any compensation to be paid to any officer and director for the fiscal year ended December 31, 2002.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

Security Ownership of Certain Beneficial Owners.

     The following table sets forth the security and beneficial ownership for each class of equity securities of the Company for any person who is known to be the beneficial owner of more than five percent of the Company.

	Name and	Amount and
	Address of	Nature of
	Beneficial	Beneficial	Percent
Title of Class	Owner	Owner	of Class

Common	Felicia May Nilson 7901 High Stream Avenue Las Vegas, Nevada 89130	Record 500,000	12.195%
Common	Stuart Curtis Nilson 7901 High Stream Avenue Las Vegas, Nevada 89130	Record 600,000	14.634%
Common	Vickie L. Andre 945 W. Cantebria Drive Gilbert, Arizona 85233	Record 350,000	8.536%
Common	Amy Hadley 334 N. Cuyamaca Street El Cajon, CA 92020	Record 2,000,000	48.780%
Common		3,450,000	84.145%

     The total of the Company’s outstanding Common Shares are held by 26 persons.

41.

Security Ownership of Management.

     The following table sets forth the ownership for each class of equity securities of the Company owned beneficially and of record by all directors and officers of the Company.

	Name and	Amount and
	Address of	Nature of
	Beneficial	Beneficial	Percent
Title of Class	Owner	Owner	of Class

Common	Felicia May Nilson 7901 High Stream Avenue Las Vegas, Nevada 89130	Record 500,000	12.195%
Common	Stuart Curtis Nilson 7901 High Stream Avenue Las Vegas, Nevada 89130	Record 600,000	14.634%
Common	Amy Hadley 334 N. Cuyamaca Street El Cajon, CA 92020	Record 2,000,000	48.780%
Common	All Officers and Directors as a Group (three [3] individuals)	3,100,000	75.609%

Change in Control.

     There are currently no arrangements which would result in a change in our control.

Item 12. Certain Relationships and Related Transactions.

     Other than the sale and issuance of the shares of stock of Suzy-Path, Corp. to its sole shareholder and the capital contribution by the then sole shareholder of Suzy-Path, Corp. to Domain Registration, Corp. in connection with the formation of Domain Registration, Corp., and the executory agreement to provide added financing, we have not entered into any trans-actions with our officers, directors, persons nominated for such positions, beneficial owners of five (5%) percent or more of our common stock, or family members of such persons. We are not a subsidiary of any other company.

42.

     Any transactions between the Company and its officers, directors or five (5%) percent shareholders, and their respective affiliates, will be on terms no less favorable than those terms which could be obtained from unaffiliated third parties and said transactions will be approved by a majority of the independent and disinterested directors.

Item 13. Exhibits and Reports on Form 8-K.

     The following reports on Form 8-K are incorporated herein by reference.

Form 8K12G filed with the Securities and Exchange Commission on October 25, 2001; and

Form 8K12G/A filed with the Securities and Exchange Commission on February 28, 2002.

     The following documents are filed as part of this report:

     23.1     Consent of Kyle L. Tingle, CPA.

SIGNATURES

     Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Company has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 5, 2002	DOMAIN REGISTRATION, CORP.

	By:	/s/ Amy Hadley

Amy Hadley President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 5, 2002	DOMAIN REGISTRATION, CORP.

	By:	/s/ Amy Hadley

Amy Hadley President

43.