Form 10QSB
period 2002-03-31
DOMAIN REGISTRATION  CORP
filed 2002-05-24
CIK 1080908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002.

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION FROM TO .

COMMISSION FILE NUMBER 000-25487

DOMAIN REGISTRATION, CORP.

(Exact Name of Small Business Issuer as Specified in its Charter)

NEVADA	88-0409159

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6767 W. Tropicana Avenue, Suite 207 Las Vegas, Nevada	89103

(Address of principal executive offices)	(Zip code)

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

At March 31, 2002, there were outstanding 4,100,000 shares of the Registrant’s Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes [   ] No [X]

PART  I

FINANCIAL INFORMATION

Item I. Financial Statements

DOMAIN REGISTRATION, CORP.
(A Development Stage Company)

Independent Auditor’s Report

To the Board of Directors
Domain Registration, Corp.
Las Vegas, Nevada

I have audited the accompanying balance sheets of Domain Registration, Corp. (A Development Stage Company) as of March 31, 2002 and December 31, 2001, and the related statements of income, stockholders’ equity, and cash flows for the three months ended March 31, 2002 the years ended December 31, 2001 and the period July 10, 1996 (inception) through March 31, 2002. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Domain Registration, Corp. (A Development Stage Company) as of March 31, 2002, December 31, 2001 and the results of its operations and cash flows for the three months ended March 31, 2002 the years ended December 31, 2001 and the period July 10, 1996 (inception) through March 31, 2002, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has limited operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Kyle L. Tingle, CPA, LLC

May 22, 2002
Henderson, Nevada

DOMAIN REGISTRATION, CORP.
(A Development Stage Company)
BALANCE SHEETS

	March 31,	December 31,
	2002	2001

ASSETS

CURRENT ASSETS
Cash in escrow	$1,101	$1,101
Prepaid expenses	23,400	24,750

Total current assets	$24,501	$25,851

INTANGIBLE ASSETS
Goodwill, net of amortization (Note 9)	$1,700	$1,700

Total assets	$26,201	$27,551

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$20,878	$19,468
Officers advances (Note 5)	42,618	42,118

Total current liabilities	$63,496	$61,586

STOCKHOLDERS’ EQUITY
Common stock: $.001 par value; authorized 50,000,000 shares; issued and outstanding:
4,100,000 shares at December 31, 2001:	$	$4,100
4,100,000 shares at March 31, 2002;	4,100
Additional Paid In Capital	0	0
Accumulated deficit during development stage	(41,395)	(38,135)

Total stockholders’ equity	$(37,295)	$(34,035)

Total liabilities and stockholders’ equity	$26,201	$27,551

See Accompanying Notes to Financial Statements.

DOMAIN REGISTRATION, CORP.
(A Development Stage Company)
STATEMENTS OF INCOME

	Three months ended		Years Ended		July 10, 1996
					(inception) to
	March 31,	March 31,	December 31,	December 31,	March 31,
	2002	2001	2001	2000	2002

Revenues	$0	$0	$0	$0	$0
Cost of revenue	450	0	750	0	1,200

Gross profit	$(450)	$0	$(750)	$0	$(1,200)
General, selling and administrative expenses
Operating expenses	2,810	2,189	11,099	7,213	38,466
Reduction in goodwill (Note 9)	0	0	1,729	0	1,729

Operating (loss)	$(3,260)	$(2,189)	$(13,578)	$(7,213)	$(41,395)
Nonoperating income (expense)	0	0	0	0	0

Net (loss)	$(3,260)	$(2,189)	$(13,578)	$(7,213)	$(41,395)

Net (loss) per share, basic and diluted (Note 2)	$(0.00)	$(0.00)	$(0.01)	$(0.00)	$(0.02)

Average number of shares of common stock outstanding	4,100,000	2,100,000	2,554,795	2,100,000	2,267,150

See Accompanying Notes to Financial Statements.

DOMAIN REGISTRATION, CORP.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS’ EQUITY

				Accumulated
				(Deficit)
	Common Stock		Additional	During
			Paid-In	Development
	Shares	Amount	Capital	Stage

Balance, December 31, 1999	2,100,000	$2,100	$0	$(17,344)
Net (loss), December 31, 2000				(7,213)

Balance, December 31, 2000	2,100,000	$2,100	$0	$(24,557)
Issuance of stock in merger with Suzy-Path Corp.	2,000,000	2,000	0
Net (loss) December 31, 2001				(13,578)

Balance, December 31, 2001	4,100,000	$4,100	$0	$(38,135)
Net (loss) March 31, 2002				(3,260)

Balance, March 31, 2002	4,100,000	$4,100	$0	$(41,395)

See Accompanying Notes to Financial Statements.

DOMAIN REGISTRATION, CORP.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	Three months ended		Years Ended		July 10, 1996
					(inception) to
	March 31,	March 31,	December 31,	December 31,	March 31,
	2002	2001	2001	2000	2002

Cash Flows From Operating Activities
Net (loss)	$(3,260)	$(2,189)	$(13,578)	$(7,213)	$(41,395)
Adjustments to reconcile net (loss) to cash (used in) operating activities:
Reduction in goodwill	0	0	1,729	0	1,729
Changes in assets and liabilities
(Increase) decrease in prepaid assets	1,350	0	(24,750)	0	(23,400)
Increase in accounts payable	1,410	2,114	19,468	0	20,878
Increase in officer advances	500	75	19,661	7,213	42,618

Net cash (used in) operating activities	$0	$0	$2,530	$0	$430

Cash Flows From Investing Activities
Acquisition of businesses, net of cash	$0	$0	$(4,530)	$0	$(4,530)

Cash Flows From Financing Activities
Cash received in acquisition	$0	$0	$1,101	$0	$1,101
Issuance of common stock	0	0	2,000	0	4,100

Net cash provided by financing activities	$0	$0	$3,101	$0	$5,201

Net increase (decrease) in cash	$0	$0	$1,101	$0	$1,101
Cash, beginning of period	1,101	0	0	0	$0

Cash, end of period	$1,101	$0	$1,101	$0	$1,101

See Accompanying Notes to Financial Statements.

DOMAIN REGISTRATION, CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2002 and December 31, 2001

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

DOMAIN REGISTRATION, CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2002 and December 31, 2001

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

Cash

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of March 31, 2002 and December 31, 2001.

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

Recent Accounting Pronouncements In July 2001, the FASB issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against these new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions of each statement that apply to goodwill and intangible assets acquired prior to June 30, 2001 was adopted by the Company on January 1, 2002.

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
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2001, 2000 and 1999

Note 3. Stockholders’ Equity (continued)

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 4,100,000 and 2,100,000 for the three months ended March 31, 2002 and 2001, respectively; 2,554,795 and 2,100,000 for the years ended December 31, 2001 and 2000, respectively and 2,267,150 since inception. As of March 31, 2002 and since inception, the Company had no dilutive potential common shares.

Note 4. Income Taxes

There is no provision for income taxes for the period ended March 31, 2002, due to the net loss and no state income tax in Nevada, the state of the Company’s domicile and operations. The Company’s total deferred tax asset as of March 31, 2002 is as follows:

Net operating loss carry forward	$41,395
Valuation allowance	$(41,395)

Net deferred tax asset	$0

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

$1,700

The Company, as part of its review of financial results for the period ended December 31, 2001, performed an assessment of the carrying value of he Company’s goodwill recorded in connection with its acquisition. The assessment was performed pursuant to SFAS 121 because of the Company’s limited operations. The conclusion of the SFAS 121 assessment was that the Company that the carrying value of these assets exceeded their fair value. The write down of $1,729 is related to the goodwill associated with the acquisitions of Suzy-Path, Corp. and Domain Registration, Corp. The acquisitions were for the ongoing business in anticipation of cash flow over the life of the Verio, Inc. contracts. Fair value was determined as the legal fees and registration costs that would have been incurred had the Company chose to start instead of purchase the operations.

Item II. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This discussion may contain certain forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those forward-looking statements. The factors that may cause actual results to differ materially is that we have no assurance that we will be successful in the domain registration and web hosting sales business.

Generally.

     We are a referral agent and we collect a selling commission for referring customers who purchase Verio, Inc.’s (“Verio”) domain registration services, web hosting services and e-commerce services. We are a development stage company with limited operations and no revenues. We may be unable to satisfy cash requirements without management’s financial support. We anticipate that we will meet our cash requirements for the foreseeable future through the financial support of our management. Management’s financial accommodations will be evidenced by non-interest bearing promissory notes between our company and management. No promissory notes are currently in effect.

     Over the next twelve months, we plan to market our web site and we will do domain registration and web hosting sales. We will require additional funds to market our web site. Our cost of maintaining the web site, without any marketing costs and expense, should not exceed the sum of $80.00 per month. We are obligated through September 27, 2003 to Verio in connection with this expense. The officers and directors have agreed to fund our “burn rate,” pay expenses of having us comply with the federal securities laws (and being a public company) and have orally agreed to extend, if required, a “line of credit” in the amount of $10,000, without interest, to implement our marketing plan. Upon implementation of our marketing plan, we expect that our “burn rate” will increase to approximately $800 per month. Not to exceed $500 per month will be expended for maintaining our web site and for the strategic listing of our web site with major search engines. The balance of approximately $300 will be utilized in connection with establishing reciprocal click-through agreements with complementary web site and for the expenses of having us comply with the federal securities laws. The line of credit will expire on August 31, 2002. Today, no funds have been drawn down on the line of credit. These agreements may not be enforceable. There is no assurance that we will be able to obtain financing for our business development. If adequate funds are not available to us, we believe that our business development will be adversely affected.

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

Liquidity — Financial Condition.

     We currently have cash of approximately $1,100 and $23,400 in prepaid expenses which constitutes our total assets. We have no other liquid current assets and we have received no revenue from operations. Our web site has been accessed by visitors and we may have sales pending. Our loss from inception through December 31, 2001 was $13,578 and from January 1, 2002 through March 31, 2002 was $3,260.

     We have had no revenues in the three months ending March 31, 2002 or in the three months ended March 31, 2001. During the three months ending March 31, 2002, we incurred expenses of $3,260 as compared to the three months ended March 31, 2001 of $2,189 or an increased of $1,071.

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

Development and Activities.

     We have not expended any monies during each of the last two fiscal years and during this current quarter on research and development activities applicable to our website. All development activities to date have been provided to us by Verio at no cost or expense. Accordingly, none of the research and development costs will be borne directly by our customers. Other than these initial web site development, we have not undergone any other research and development activity.

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

     None

Item 3 — Defaults by the Company on its Senior Securities

     None

Item 4 — Submission of Matter to Vote of Security Holders

     None

Item 5 — Other Information

Board Meeting.

     Our board held two meetings during the current quarter, which were special meetings by written consent.

Audit Committee.

     The board of directors has not established any audit committee. In addition, we do not have any other compensation or executive or similar committees. We will not, in all likelihood, establish any audit committee until such time as the Company generates a positive cash flow of which there can be no assurance. We recognize that an audit committee, when established, will play a critical role in our financial reporting system by overseeing and monitoring management’s and the independent auditors’ participation in the financial reporting process. At such time as we establish an audit committee, its additional disclosures with our auditors and management may promote investor confidence in the integrity of the financial reporting process.

     Until such time as an audit committee has been established, the full board of directors will undertake those tasks normally associated with an audit committee to include, but not by way of limitation, the (i) review and discussion of the audited financial statements with management, and (ii) discussions with the independent auditors the matters required to be discussed by the Statement On Auditing Standards No. 61 and No. 90, as may be modified or supplemented.

     Our board of directors consistent with its intent to enhance the reliability and credibility of its financial statements, has submitted the financial statements included in this Form 10-QSB to its independent auditor prior to the filing of this report. An audit was completed for the period then ended.

Item 6 — Exhibits and Reports on Form 8-K

     There were no reports on Form 8-K filed during the quarter for which this report is filed. The following exhibit is filed with this report:

23.1	Consent of Kyle L. Tingle, CPA.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 24, 2002	DOMAIN REGISTRATION, CORP.

	By:	/s/ Amy Hadley

Amy Hadley President

Dated: May 24, 2002	By:	/s/ Stuart Curtis Nilson

Stuart Curtis Nilson Chief Accounting Officer