Form 10QSB
period 2002-06-30
DOMAIN REGISTRATION  CORP
filed 2002-08-14
CIK 1080908

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002.

                                            OR

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION FROM _______ TO ________.

                        COMMISSION FILE NUMBER 000-25487


                           DOMAIN REGISTRATION, CORP.
                         _____________________________
        (Exact Name of Small Business Issuer as Specified in its Charter)


              Nevada                               88-0409159
   _______________________________              _______________
   (State or other jurisdiction of              (I.R.S. Employer
    incorporation or organization)             Identification No.)


  6767 W. Tropicana Avenue, Suite 207
         Las Vegas, Nevada                            89103
________________________________________            __________
(Address of principal executive offices)            (Zip code)

Issuer's telephone number: (702) 248-1047


                                       N/A
                                      _____
                 (Former name, former address and former fiscal
                      year, if changed since last report.)

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

         At June 30, 2002, there were outstanding 4,100,000 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes / /   No /X/

                                     PART I

                              FINANCIAL INFORMATION

Item I.   Financial Statements


                           DOMAIN REGISTRATION, CORP.
                          (A Development Stage Company)

                                FINANCIAL REPORTS

                                  JUNE 30, 2002
                                DECEMBER 31, 2001

                           DOMAIN REGISTRATION, CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                                    CONTENTS







INDEPENDENT AUDITOR'S REPORT ON THE FINANCIAL STATEMENTS                     F-1
________________________________________________________________________________

FINANCIAL STATEMENTS

   Balance Sheets                                                           F- 2

   Statements of Income                                                F-3 - F-4

   Statements of Stockholders' Equity                                        F-5

   Statements of Cash Flows                                            F-6 - F-7

   Notes to Financial Statements                                      F-8 - F-13
________________________________________________________________________________

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Domain Registration, Corp.
Las Vegas, Nevada


I have audited the accompanying balance sheets of Domain Registration, Corp. (A Development Stage Company) as of June 30, 2002 and December 31, 2001, and the related statements of income, stockholders' equity, and cash flows for the three months ended June 30, 2002, the six months ended June 30, 2002, the year ended December 31, 2001 and the period July 10, 1996 (inception) through June 30, 2002. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Domain Registration, Corp. (A Development Stage Company) as of June 30, 2002, December 31, 2001 and the results of its operations and cash flows for the three months ended June 30, 2002, the six months ended June 30, 2002, the year ended December 31, 2001 and the period July 10, 1996 (inception) through June 301, 2002, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has limited operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Kyle L. Tingle, CPA, LLC

August 12, 2002 Henderson, Nevada


                           DOMAIN REGISTRATION, CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS


                                                                          June 30,     December 31,
                                                                              2002             2001
                                                                     _____________     ____________

                           ASSETS

CURRENT ASSETS
     Cash  in escrow                                                 $       1,101     $      1,101
     Prepaid expenses                                                       22,050           24,750
                                                                     _____________     ____________

            Total current assets                                     $      23,151     $     25,851
                                                                     _____________     ____________

INTANGIBLE ASSETS
     Goodwill, net of amortization (Note 9)                          $       1,700     $      1,700
                                                                     _____________     ____________

                   Total assets                                      $      24,851     $     27,551
                                                                     =============     ============


            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable                                                $      22,703     $     19,468
     Officers advances (Note 5)                                             42,703           42,118
                                                                     _____________     ____________

            Total current liabilities                                $      65,406     $     61,586
                                                                     _____________     ____________


STOCKHOLDERS' EQUITY
     Common stock: $.001 par value;
        authorized 50,000,000 shares;
        issued and outstanding:
        4,100,000 shares at December 31, 2001:                       $                 $      4,100
        4,100,000 shares at March 31, 2002;                                  4,100
     Additional Paid In Capital                                                  0                0
     Accumulated deficit during development stage                          (44,655)         (38,135)
                                                                     _____________     ____________

            Total stockholders' equity                               $     (40,555)    $    (34,035)
                                                                     _____________     ____________

                   Total liabilities and
                   stockholders' equity                              $      24,851     $     27,551
                                                                     =============     ============


See Accompanying Notes to Financial Statements.


                           DOMAIN REGISTRATION, CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF INCOME


                                                               Three months ended                  Six months ended
                                                            June 30,         June 30,          June 30,         June 30,
                                                                2002             2001              2002             2001
                                                       _____________     ____________     _____________     ____________

Revenues                                               $           0     $          0     $           0     $          0

Cost of revenue                                                  450                0               900                0
                                                       _____________     ____________     _____________     ____________

           Gross profit                                $        (450)    $          0     $        (900)    $          0

General, selling and
   administrative expenses
      Operating expenses                                       2,810            1,442             5,620            3,631
                                                       _____________     ____________     _____________     ____________

           Operating (loss)                            $      (3,260)    $     (1,442)    $      (6,520)    $     (3,631)

Nonoperating income (expense)                                      0                0                 0                0
                                                       _____________     ____________     _____________     ____________

   Net (loss)                                          $      (3,260)    $     (1,442)    $      (6,520)    $     (3,631)
                                                       =============     ============     =============     ============


   Net (loss) per share, basic
   and diluted (Note 2)                                $      (0.00)     $     (0.00)     $      (0.00)      $    (0.00)
                                                       =============     ============     =============     ============

   Average number of shares
   of common stock outstanding                             4,100,000        2,100,000         4,100,000        2,100,000
                                                       =============     ============     =============     ============


See Accompanying Notes to Financial Statements.


                           DOMAIN REGISTRATION, CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF INCOME

                                                                                               July 10, 1996
                                                                      Years Ended             (inception) to
                                                             December 31,     December 31,          June 30,
                                                                     2001              2000             2002
                                                             ____________     _____________     ____________

Revenues                                                     $          0     $           0     $          0

Cost of revenue                                                       750                 0            1,650
                                                             ____________     _____________     ____________

           Gross profit                                      $       (750)    $           0     $     (1,650)

General, selling and
   administrative expenses
      Operating expenses                                           11,099             7,213           41,276
      Reduction in goodwill (Note 9)                                1,729                 0            1,729
                                                             ____________     _____________     ____________
           Operating (loss)                                  $    (13,578)    $      (7,213)    $    (43,005)

Nonoperating income (expense)                                           0                 0                0
                                                             ____________     _____________     ____________

   Net (loss)                                                $    (13,578)    $      (7,213)    $    (44,655)
                                                             ============     =============     ============


   Net (loss) per share, basic
   and diluted (Note 2)                                      $      (0.01)    $       (0.00)    $      (0.02)
                                                             ============     =============     ============

   Average number of shares
   of common stock outstanding                                  2,554,795         2,100,000        2,344,331
                                                             ============     =============     ============


See Accompanying Notes to Financial Statements.



                           DOMAIN REGISTRATION, CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                                         Accumulated
                                                                                                          (Deficit)
                                                                                        Additional         During
                                                             COMMON STOCK                 Paid-In        Development
                                                    ______________________________        Capital           Stage
                                                         Shares          Amount
                                                    _____________     ____________     _____________     ____________


Balance, December 31, 1999                              2,100,000     $      2,100     $           0     $    (17,344)

Net (loss), December 31, 2000                                                                                  (7,213)
                                                    _____________     ____________     _____________     ____________

Balance, December 31, 2000                              2,100,000     $      2,100     $           0     $    (24,557)

Issuance of stock in merger with
   Suzy-Path Corp.                                      2,000,000            2,000                 0

Net (loss) December 31, 2001                                                                                  (13,578)
                                                    _____________     ____________     _____________     ____________

Balance, December 31, 2001                              4,100,000     $      4,100     $           0     $    (38,135)

Net (loss) June 30, 2002                                                                                       (6,520)
                                                    _____________     ____________     _____________     ____________

Balance, June 30, 2002                                  4,100,000     $      4,100     $           0     $    (44,655)
                                                    =============     ============     =============     =============


See Accompanying Notes to Financial Statements.


                           DOMAIN REGISTRATION, CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS



                                                            Three months ended                    Six months ended
                                                          June 30,         June 30,          June 30,         June 30,
                                                              2002             2001              2002             2001
                                                     _____________     ____________     _____________     ____________

Cash Flows From
Operating Activities
    Net (loss)                                       $      (3,260)    $     (1,442)    $      (6,520)    $     (3,631)
    Adjustments to reconcile
       net (loss) to cash (used in)
       operating activities:
    Changes in assets and liabilities
       (Increase) decrease
          in prepaid assets                                  1,350                              2,700                0
       Increase in accounts payable                          1,825              367             3,235            2,481
       Increase in officer advances                             85            1,075               585            1,150
                                                     _____________     ____________     _____________     ____________

         Net cash (used in)
            operating activities                     $           0     $          0     $           0     $          0
                                                     _____________     ____________     _____________     ____________

Cash Flows From
Investing Activities
    Acquisition  of businesses,
      net of cash                                    $           0     $          0     $           0     $          0
                                                     _____________     ____________     _____________     ____________

Cash Flows From
Financing Activities
    Cash received in acquisition                     $           0     $          0     $           0     $          0
    Issuance of common stock                                     0                0                 0                0
                                                     _____________     ____________     _____________     ____________

         Net cash provided by
            financing activities                     $           0     $          0     $           0     $          0
                                                     _____________     ____________     _____________     ____________

         Net increase (decrease)
            in cash                                  $           0     $          0     $           0     $          0

Cash, beginning of period                                    1,101                0             1,101     $          0
                                                     _____________     ____________     _____________     ____________

Cash, end of period                                  $       1,101     $          0     $       1,101     $          0
                                                     =============     ============     =============     ============

See Accompanying Notes to Financial Statements.


                           DOMAIN REGISTRATION, CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS


                                                                                           July 10, 1996
                                                                 Years Ended              (inception) to
                                                         December 31,     December 31,          June 30,
                                                                 2001              2000             2002
                                                         ____________     _____________     ____________

Cash Flows From
Operating Activities
    Net (loss)                                           $    (13,578)    $      (7,213)    $    (41,395)
    Adjustments to reconcile
       net (loss) to cash (used in)
       operating activities:
       Reduction in goodwill                                    1,729                 0            1,729
    Changes in assets and liabilities
       (Increase) decrease
          in prepaid assets                                   (24,750)                0          (23,400)
       Increase in accounts payable                            19,468                 0           20,878
       Increase in officer advances                            19,661             7,213           42,618
                                                         ____________     _____________     ____________

         Net cash (used in)
            operating activities                         $      2,530     $           0     $        430
                                                         ____________     _____________     ____________

Cash Flows From
Investing Activities
    Acquisition  of businesses,
      net of cash                                        $     (4,530)    $           0     $     (4,530)
                                                         ____________     _____________     ____________

Cash Flows From
Financing Activities
    Cash received in acquisition                         $      1,101     $           0     $      1,101
    Issuance of common stock                                    2,000                 0            4,100
                                                         ____________     _____________     ____________

         Net cash provided by
            financing activities                         $      3,101     $           0     $      5,201
                                                         ____________     _____________     ____________

         Net increase (decrease)
            in cash                                      $      1,101     $           0     $      1,101

Cash, beginning of period                                           0                 0     $          0
                                                         ____________     _____________     ____________

Cash, end of period                                      $      1,101     $           0     $      1,101
                                                         ============     =============     ============

See Accompanying Notes to Financial Statements.

                           DOMAIN REGISTRATION, CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                       JUNE 30, 2002 AND DECEMBER 31, 2001


NOTE 1.  HISTORY AND ORGANIZATION OF THE COMPANY

         NATURE OF BUSINESS:

         Domain Registration, Corp. ("Company") was organized July 31, 2001 under the laws of the State of Nevada. Bahamas Enterprises, Inc., the accounting predecessor to the Company was organized under the laws of the State of Nevada on July 10, 1996. The Company currently has limited operations and, in accordance with Statement of Financial Accounting Standard (SFAS) No. 7, "ACCOUNTING AND REPORTING BY DEVELOPMENT STAGE ENTERPRISES," is considered a development stage company.

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

                           DOMAIN REGISTRATION, CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                       JUNE 30, 2002 AND DECEMBER 31, 2001


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

         CASH

         For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of June 30, 2002 and December 31, 2001.

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

         RECENT ACCOUNTING PRONOUNCEMENTS

         In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against these new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions of each statement that apply to goodwill and intangible assets acquired prior to June 30, 2001 was adopted by the Company on January 1, 2002.

         The FASB also recently issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supersede SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and portions of Accounting Principles Bulletin Opinion 30, "Reporting the Results of Operations." This Standard provides a single accounting model for long-lived assets

                           DOMAIN REGISTRATION, CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                       JUNE 30, 2002 AND DECEMBER 31, 2001


NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. This Standard also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. The provisions of this Standard are not expected to have a significant effect on the Company's financial position or operating results.

NOTE 3.  STOCKHOLDERS' EQUITY

         COMMON STOCK

         The authorized common stock of the accounting predecessor to the Company consisted of 25,000,000 shares with par value of $0.001. On July 30, 1996, the accounting predecessor to the Company authorized and issued 21,000 shares of its no par value common stock in consideration of $2,100 in cash.

         On February 2, 1999, the State of Nevada approved Bahamas Enterprises, Inc.'s restated Articles of Incorporation, which increased its capitalization from 25,000 common shares to 25,000,000 common shares. The no par value was changed to $0.001 per share. On February 2, 1999, Bahamas Enterprises, Inc.'s shareholders approved a forward split of its common stock at one hundred shares for one share of the existing shares. The number of common stock shares outstanding increased from 21,000 to 2,100,000. Prior period information has been restated to reflect the stock split.

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

                           DOMAIN REGISTRATION, CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                       JUNE 30, 2002 AND DECEMBER 31, 2001

NOTE 3.  STOCKHOLDERS' EQUITY (CONTINUED)

         Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 4,100,000 and 2,100,000 for the three months ended June 30, 2002 and 2001, respectively; 4,100,000 and 2,100,000 for the six months ended June 30, 2002 and 2001, respectively; 2,554,795 and 2,100,000 for the years ended December 31, 2001 and 2000, respectively and 2,344,331 since inception. As of June 30, 2002 and since inception, the Company had no dilutive potential common shares.

NOTE 4.  INCOME TAXES

         There is no provision for income taxes for the period ended June 30, 2002, due to the net loss and no state income tax in Nevada, the state of the Company's domicile and operations. The Company's total deferred tax asset as of June 30, 2002 is as follows:

                  Net operating loss carry forward     $           44,655
                  Valuation allowance                  $          (44,655)
                                                       -------------------

                  Net deferred tax asset               $                0

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

                           DOMAIN REGISTRATION, CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                       JUNE 30, 2002 AND DECEMBER 31, 2001

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

         Pursuant to SFAS No. 141, "Business Combinations," the transaction was treated as a reverse acquisition by Bahamas Enterprises, Inc., whereby the assets acquired and liabilities were recorded at their fair market value. The excess of cost over net identifiable assets acquired is reflected as goodwill. The allocation of the purchase price was as follows:

                  Cash                               $            1,501
                  Prepaid assets                                 13,050
                  Investment in subsidiary                       15,000
                  Goodwill                                          949
                                                     __________________
                                                                 30,500

                  Officer payable                                15,000
                  Accounts payable                               13,500
                                                     __________________
                                                                 28,500
                                                     __________________
                                                     $            2,000
                                                     ==================

                  Share consideration                $            2,000
                                                     ==================

         MERGER BETWEEN DOMAIN REGISTRATION, CORP. AND SUZY-PATH, CORP.

         Domain Registration, Corp. was a wholly-owned subsidiary of Suzy-Path, Corp. It also maintained a web site for customers to register domain names through a contact with Verio, Inc. The merger resulted in the direct acquisition of the assets comprising a going business.

         Pursuant to SFAS No. 141, "Business Combinations," the transaction was treated as a reverse acquisition by Suzy-Path, Corp., whereby the assets acquired and liabilities were recorded at their fair market value. The excess of cost over net identifiable assets acquired is reflected as goodwill. The allocation of the purchase price was as follows:

                           DOMAIN REGISTRATION, CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                       JUNE 30, 2002 AND DECEMBER 31, 2001

NOTE 8.  BUSINESS COMBINATIONS (CONTINUED)

                  Prepaid expenses                   $           13,050
                  Goodwill                                        2,480
                                                     __________________
                                                     $           15,530

                  Officer payable                                   530

                  Elimination of investment of
                    subsidiary                                   15,000
                                                     __________________
                                                     $           15,530
                                                     ==================

                  Share consideration                $                0
                                                     ==================


NOTE 9.  INTANGIBLE ASSETS, INCLUDING GOODWILL

         The components of intangible assets are as follows:

         Goodwill                                    $            3,429

         Reduction  of Goodwill and
              other long-lived assets                            (1,729)
                                                     __________________

                                                     $            1,700
                                                     ==================

         The Company, as part of its review of financial results for the period ended December 31 2001, performed an assessment of the carrying value of he Company's goodwill recorded in connection with its acquisition. The assessment was performed pursuant to SFAS 121 because of the Company's limited operations. The conclusion of the SFAS 121 assessment was that the Company that the carrying value of these assets exceeded their fair value. The write down of $1,729 is related to the goodwill associated with the acquisitions of Suzy-Path, Corp. and Domain Registration, Corp. The acquisitions were for the ongoing business in anticipation of cash flow over the life of the Verio, Inc. contracts. Fair value was determined as the legal fees and registration costs that would have been incurred had the Company chose to start instead of purchase the operations.

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

Generally.

          We are a referral agent and we collect a selling commission for referring customers who purchase Verio, Inc.'s ("Verio") domain registration services, web hosting services and e-commerce services. We are a development stage company with limited operations and revenues. We may be unable to satisfy cash requirements without management's financial support. We anticipate that we will meet our cash requirements for the foreseeable future through the financial support of our management. Management's financial accommodations will be evidenced by non-interest bearing promissory notes between our company and management. No promissory notes are currently in effect.

          Over the next twelve months, we plan to market our web site and we will do domain registration and web hosting sales. We will require additional funds to market our web site. Our cost of maintaining the web site, without any marketing costs and expense, should not exceed the sum of $80.00 per month. We are obligated through September 27, 2003 to Verio in connection with this expense. The officers and directors have agreed to fund our "burn rate," pay expenses of having us comply with the federal securities laws (and being a public company) and have orally agreed to extend, if required, a "line of credit" in the amount of $10,000, without interest, to implement our marketing plan. Upon implementation of our marketing plan, we expect that our "burn rate" will increase to approximately $800 per month. Not to exceed $500 per month will be expended for maintaining our web site and for the strategic listing of our web site with major search engines. The balance of approximately $300 will be utilized in connection with establishing reciprocal click-through agreements with complementary web site and for the expenses of having us comply with the federal securities laws. The line of credit will expire on August 31, 2002. Today, no funds have been drawn down on the line of credit. These agreements may not be enforceable. There is no assurance that we will be able to obtain financing for our business development. If adequate funds are not available to us, we believe that our business development will be adversely affected.

          Our objective will be to market the web site upon full completion of its development - after we feel it is no longer "under construction." This marketing strategy is subject to our having sufficient funding to carry out our plan which will include the following elements:

          1. Strategic listing of our web site with major search engines in order to increase the visibility of our web site when users enter applicable keywords, such as "domain registration" and "web site hosting," with major search engines. We believe that many of the people looking for information concerning domain registration and web site hosting will enter those keywords with major search engines in order to find relevant web sites. Our objective will be to ensure that our site is frequently cited by major search engines when these keywords are searched; and

          2. Reciprocal click-through agreements with complementary web sites who are prepared to allow us to place links to our web site on their web sites in consideration for us permitting a reciprocal link to their web site on our web site.

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

Liquidity - Financial Condition.

          We currently have cash of approximately $1,100 and $22,050 in prepaid expenses which constitutes our total assets. We have no other liquid current assets and we have received no revenue from operations. Our web site has been accessed by visitors and we may have sales pending. Our loss from inception through December 31, 2001 was $13,578 and from January 1, 2002 through June 30, 2002 was $3,260.

          We have had no revenues in the six months ending June 30, 2002 or in the six months ended June 30, 2001. During the six months ending June 30, 2002, we incurred expenses of $3,260 as compared to the six months ended June 30, 2001 of $1,442 or an increased of $1,818.

          Without the implementation of any marketing plan, our current "burn rate" is less than $80 per month. Upon implementation of our marketing plan, we expect that our "burn rate" will increase to approximately $800 per month. Not to exceed $500 per month will be expended for maintaining our web site and for the strategic listing of our web site with major search engines. The balance of approximately $300 will be utilized in connection with establishing reciprocal click-through agreements with complementary web site and for the expenses of having us comply with the federal securities laws.

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

Item III. Qualitative and Quantitative Disclosures About Market Risk.

          The Company has neither considered nor conducted any research concerning qualitative and quantitative market risk.

                                     PART II

                                OTHER INFORMATION

Item 1 -  Legal Proceedings ................................................None


Item 2 -  Changes in the Rights of the Company's
          Security Holders .................................................None

Item 3 -  Defaults by the Company on its
          Senior Securities ................................................None

Item 4 -  Submission of Matter to Vote of Security
          Holders ..........................................................None

Item 5 -  Other Information

Board Meeting.

          Our board held two meetings during the current quarter, which were special meetings by written consent.

Audit Committee.

          The board of directors has not established an audit committee. In addition, we do not have any other compensation or executive or similar committees. We will not, in all likelihood, establish an audit committee until such time as the Company generates a positive cash flow of which there can be no assurance. We recognize that an audit committee, when established, will play a critical role in our financial reporting system by overseeing and monitoring management's and the independent auditors' participation in the financial reporting process. At such time as we establish an audit committee, its additional disclosures with our auditors and management may promote investor confidence in the integrity of the financial reporting process.

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


Item 6 -  Exhibits and Reports on Form 8-K

          There were no reports on Form 8-K filed during the quarter for which this report is filed. The following exhibits are filed with this report:

          23.1    Consent of Kyle L. Tingle, CPA.

          99.1 Certification of Chief Financial Officer and Chief Executive Officer.


                                    SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2002                      DOMAIN REGISTRATION, CORP.


                                            By: /s/ AMY HADLEY
                                            __________________
                                                Amy Hadley
                                                President