Form 10QSB
period 2002-09-30
DOMAIN REGISTRATION  CORP
filed 2002-11-13
CIK 1080908

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002.

                                        OR

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION FROM _______ TO ________.

                        COMMISSION FILE NUMBER 000-25487


                           DOMAIN REGISTRATION, CORP.
                           __________________________
        (Exact Name of Small Business Issuer as Specified in its Charter)


              NEVADA                                 88-0409159
   _______________________________              ___________________
   (State or other jurisdiction of              (I.R.S. Employer
    incorporation or organization)              Identification No.)


  6767 W. Tropicana Avenue, Suite 207
         LAS VEGAS, NEVADA                             89103
________________________________________             _________
(Address of principal executive offices)             (Zip code)

Issuer's telephone number: (702) 248-1047


                                       N/A
                 ______________________________________________
                 (Former name, former address and former fiscal
                      year, if changed since last report.)

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

                                      -1-

         At September 30, 2002, there were outstanding 4,100,000 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes / /   No /X/

                                     PART I

                              FINANCIAL INFORMATION

Item I.   Financial Statements

                           DOMAIN REGISTRATION, CORP.
                          (A Development Stage Company)

                                FINANCIAL REPORTS

                               SEPTEMBER 30, 2002
                                DECEMBER 31, 2001

                           DOMAIN REGISTRATION, CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                                    CONTENTS







INDEPENDENT AUDITOR'S REPORT ON THE FINANCIAL STATEMENTS                     F-1
________________________________________________________________________________

FINANCIAL STATEMENTS

   Balance Sheets                                                            F-2

   Statements of Income                                                    F-3-4

   Statements of Stockholders' Equity                                        F-5

   Statements of Cash Flows                                                F-6-7

   Notes to Financial Statements                                          F-8-13
________________________________________________________________________________

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Domain Registration, Corp.
Las Vegas, Nevada


I have audited the accompanying balance sheets of Domain Registration, Corp. (A Development Stage Company) as of September 30, 2002 and December 31, 2001, and the related statements of income, stockholders' equity, and cash flows for the three months ended September 30, 2002, the nine months ended September 30, 2002, the year ended December 31, 2001 and the period July 10, 1996 (inception) through September 30, 2002. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Domain Registration, Corp. (A Development Stage Company) as of September 30, 2002, December 31, 2001 and the results of its operations and cash flows for the three months ended September 30, 2002, the nine months ended September 30, 2002, the year ended December 31, 2001 and the period July 10, 1996 (inception) through September 30, 2002, in conformity with generally accepted accounting principles.

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




Kyle L. Tingle, CPA, LLC

November 4, 2002
Henderson, Nevada


                           DOMAIN REGISTRATION, CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS


                                                                                       September 30,     December 31,
                                                                                                2002             2001
                                                                                       _____________     ____________


                           ASSETS

CURRENT ASSETS
     Cash  in escrow                                                                   $       1,101     $      1,101
     Prepaid expenses                                                                         20,700           24,750
                                                                                       _____________     ____________

            Total current assets                                                       $      21,801     $     25,851
                                                                                       _____________     ____________

INTANGIBLE ASSETS
     Goodwill, net of amortization (Note 9)                                            $       1,700     $      1,700
                                                                                       _____________     ____________

                   Total assets                                                        $      23,501     $     27,551
                                                                                       =============     ============



            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                                  $      13,500     $     19,468
     Officers advances (Note 5)                                                               53,057           42,118
                                                                                       _____________     ____________

            Total current liabilities                                                  $      66,557     $     61,586
                                                                                       _____________     ____________


STOCKHOLDERS' EQUITY
     Common stock: $.001 par value;
        authorized 50,000,000 shares;
        issued and outstanding:
        4,100,000 shares at December 31, 2001:                                         $                 $      4,100
        4,100,000 shares at March 31, 2002;                                                    4,100
     Additional Paid In Capital                                                                    0                0
     Accumulated deficit during development stage                                            (47,156)         (38,135)
                                                                                       _____________     ____________

            Total stockholders' equity                                                 $     (43,056)    $    (34,035)
                                                                                       _____________     ____________

                   Total liabilities and
                   stockholders' equity                                                $      23,501     $     27,551
                                                                                       =============     ============




See Accompanying Notes to Financial Statements.


                           DOMAIN REGISTRATION, CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF INCOME


                                                             Three months ended                   Nine months ended
                                                       September 30,     September 30,    September 30,     September 30,
                                                                2002             2001              2002             2001
                                                       _____________     ____________     _____________     ____________

Revenues                                               $           0     $          0     $           0     $          0

Cost of revenue                                                  450                0             1,350                0
                                                       _____________     ____________     _____________     ____________

           Gross profit                                $        (450)    $          0     $      (1,350)    $          0

General, selling and
   administrative expenses
      Operating expenses                                       2,051            1,264             7,671            4,895
                                                       _____________     ____________     _____________     ____________

           Operating (loss)                            $      (2,501)    $     (1,264)    $      (9,021)    $     (4,895)

Nonoperating income (expense)                                      0                0                 0                0
                                                       _____________     ____________     _____________     ____________

   Net (loss)                                          $      (2,501)    $     (1,264)    $      (9,021)    $     (4,895)
                                                       =============     ============     =============     ============


   Net (loss) per share, basic
   and diluted (Note 2)                                $      (0.00)     $     (0.00)     $      (0.00)     $      (0.00)
                                                       =============     ============     =============     ============

   Average number of shares
   of common stock outstanding                             4,100,000        2,100,000         4,100,000        2,100,000
                                                       =============     ============     =============     ============




See Accompanying Notes to Financial Statements.


                           DOMAIN REGISTRATION, CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF INCOME


                                                                                                           July 10, 1996
                                                                                  Years Ended             (inception) to
                                                                         December 31,     December 31,      September 30,
                                                                                 2001             2000             2002
                                                                         ____________     _____________     ____________
Revenues                                                                 $          0     $           0     $          0

Cost of revenue                                                                   750                 0            2,100
                                                                         ____________     _____________     ____________

           Gross profit                                                  $       (750)    $           0     $     (2,100)

General, selling and
   administrative expenses
      Operating expenses                                                       11,099             7,213           43,327
      Reduction in goodwill (Note 9)                                            1,729                 0            1,729
                                                                         ____________     _____________     ____________
           Operating (loss)                                              $    (13,578)    $      (7,213)    $    (47,156)

Nonoperating income (expense)                                                       0                 0                0
                                                                         ____________     _____________     ____________

   Net (loss)                                                            $    (13,578)    $      (7,213)    $    (47,156)
                                                                         ============     =============     ============


   Net (loss) per share, basic
   and diluted (Note 2)                                                  $     (0.01)      $     (0.00)     $      (0.02)
                                                                         ============     =============     ============

   Average number of shares
   of common stock outstanding                                              2,554,795         2,100,000        2,416,023
                                                                         ============     =============     ============



See Accompanying Notes to Financial Statements.


                           DOMAIN REGISTRATION, CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDERS' EQUITY




                                                                                                          Accumulated
                                                                                                           (Deficit)
                                                             Common Stock                Additional          During
                                                    ______________________________        Paid-In          Development
                                                         Shares          Amount           Capital             Stage
                                                    _____________     ____________     _____________     _____________




Balance, December 31, 1999                              2,100,000     $      2,100     $           0     $    (17,344)

Net (loss), December 31, 2000                                                                                  (7,213)
                                                    _____________     ____________     _____________     _____________

Balance, December 31, 2000                              2,100,000     $      2,100     $           0     $    (24,557)

Issuance of stock in merger with
   Suzy-Path Corp.                                      2,000,000            2,000                 0

Net (loss) December 31, 2001                                                                                  (13,578)
                                                    _____________     ____________     _____________     _____________

Balance, December 31, 2001                              4,100,000     $      4,100     $           0     $    (38,135)

Net (loss) September 30, 2002                                                                                  (9,021)
                                                    _____________     ____________     _____________     _____________

Balance, September 30, 2002                             4,100,000     $      4,100     $           0     $    (47,156)
                                                    =============     ============     =============     =============



See Accompanying Notes to Financial Statements.



                           DOMAIN REGISTRATION, CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS



                                                          Three months ended                    Nine months ended
                                                     September 30,     September 30,    September 30,     September 30,
                                                              2002             2001              2002             2001
                                                     _____________     ____________     _____________     _____________

Cash Flows From
Operating Activities
    Net (loss)                                       $      (2,501)    $     (1,264)    $      (9,021)    $      (4,895)
    Adjustments to reconcile
       net (loss) to cash (used in)
       operating activities:
    Changes in assets and liabilities
       (Increase) decrease
          in prepaid assets                                  1,350                              4,050                 0
       Increase (decrease) in accounts payable              (9,203)          (1,717)           (5,968)              764
       Increase in officer advances                         10,354            2,981            10,939             4,131
                                                     _____________     ____________     _____________     _____________

         Net cash (used in)
            operating activities                     $           0     $          0     $           0     $           0
                                                     _____________     ____________     _____________     _____________

Cash Flows From
Investing Activities
    Acquisition  of businesses,
      net of cash                                    $           0     $          0     $           0     $           0
                                                     _____________     ____________     _____________     _____________

Cash Flows From
Financing Activities
    Cash received in acquisition                     $           0     $          0     $           0     $           0
    Issuance of common stock                                     0                0                 0                 0
                                                     _____________     ____________     _____________     _____________

         Net cash provided by
            financing activities                     $           0     $          0     $           0     $           0
                                                     _____________     ____________     _____________     _____________

         Net increase (decrease)
            in cash                                  $           0     $          0     $           0     $           0

Cash, beginning of period                                    1,101                0             1,101     $           0
                                                     _____________     ____________     _____________     _____________

Cash, end of period                                  $       1,101     $          0     $       1,101     $           0
                                                     =============     ============     =============     =============


See Accompanying Notes to Financial Statements.


                           DOMAIN REGISTRATION, CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS



                                                                                                          July 10, 1996
                                                                                Years Ended              (inception) to
                                                                       December 31,     December 31,      September 30,
                                                                               2001              2000             2002
                                                                       ____________     _____________     ____________

Cash Flows From
Operating Activities
    Net (loss)                                                         $    (13,578)    $      (7,213)    $    (47,156)
    Adjustments to reconcile
       net (loss) to cash (used in)
       operating activities:
       Reduction in goodwill                                                  1,729                 0            1,729
    Changes in assets and liabilities
       (Increase) decrease
          in prepaid assets                                                 (24,750)                0          (20,700)
       Increase in accounts payable                                          19,468                 0           13,500
       Increase in officer advances                                          19,661             7,213           53,057
                                                                       ____________     _____________     ____________

         Net cash (used in)
            operating activities                                       $      2,530     $           0     $        430
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
                                                                       ============     =============     ============




See Accompanying Notes to Financial Statements.

                           DOMAIN REGISTRATION, CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                    SEPTEMBER 30, 2002 AND DECEMBER 31, 2001


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

                           DOMAIN REGISTRATION, CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                    SEPTEMBER 30, 2002 AND DECEMBER 31, 2001


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

         CASH

         For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of September 30, 2002 and December 31, 2001.

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

         The FASB also recently issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supersede SFAS No. 121, "Accounting for the Impairment of Long-Lived

                           DOMAIN REGISTRATION, CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                    SEPTEMBER 30, 2002 AND DECEMBER 31, 2001


NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Assets and for Long-Lived Assets to Be Disposed Of," and portions of Accounting Principles Bulletin Opinion 30, "Reporting the Results of Operations." This Standard provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. This Standard also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. The provisions of this Standard are not expected to have a significant effect on the Company's financial position or operating results.

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

         NET LOSS PER COMMON SHARE

         Net loss per share is calculated in accordance with SFAS No. 128, "EARNINGS PER SHARE." The weighted-average number of common shares outstanding during each period is used to compute basic loss per share. Diluted loss

                           DOMAIN REGISTRATION, CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                    SEPTEMBER 30, 2002 AND DECEMBER 31, 2001

NOTE 3.  STOCKHOLDERS' EQUITY (CONTINUED)

         per share is computed using the weighted averaged number of shares and dilutive potential common shares outstanding. Dilutive potential common shares are additional common shares assumed to be exercised. Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 4,100,000 and 2,100,000 for the three months ended September 30, 2002 and 2001, respectively; 4,100,000 and 2,100,000 for the nine months ended September 30, 2002 and 2001, respectively; 2,554,795 and 2,100,000 for the years ended December 31, 2001 and 2000, respectively and 2,344,331 since inception. As of September 30, 2002 and since inception, the Company had no dilutive potential common shares.

NOTE 4.  INCOME TAXES

         There is no provision for income taxes for the period ended September 30, 2002, due to the net loss and no state income tax in Nevada, the state of the Company's domicile and operations. The Company's total deferred tax asset as of September 30, 2002 is as follows:

                  Net operating loss carry forward     $           47,156
                  Valuation allowance                  $          (47,156)
                                                       __________________

                  Net deferred tax asset               $                0

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

NOTE 6.  RELATED PARTY TRANSACTIONS

         The Company does not own or lease any real or personal property. An officer of the corporation provides office services without charge. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The officers and directors for the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available,

                           DOMAIN REGISTRATION, CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                    SEPTEMBER 30, 2002 AND DECEMBER 31, 2001

NOTE 6.  RELATED PARTY TRANSACTIONS (CONTINUED)

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

                           DOMAIN REGISTRATION, CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                    SEPTEMBER 30, 2002 AND DECEMBER 31, 2001

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

         Over the next twelve months, we plan to market our web site and we will do domain registration and web hosting sales. We will require additional funds to market our web site. Our cost of maintaining the web site, without any marketing costs and expense, should not exceed the sum of $80.00 per month. We are obligated through September 27, 2003 to Verio in connection with this expense. The officers and directors have agreed to fund our "burn rate," pay expenses of having us comply with the federal securities laws (and being a public company) and have orally agreed to extend, if required, a "line of credit" in the amount of $10,000, without interest, to implement our marketing plan. Upon implementation of our marketing plan, we expect that our "burn rate" will increase to approximately $800 per month. Not to exceed $500 per month will be expended for maintaining our web site and for the strategic listing of our web site with major search engines. The balance of approximately $300 will be utilized in connection with establishing reciprocal click-through agreements with complementary web site and for the expenses of having us comply with the federal securities laws. The line of credit had expired on August 31, 2002. On November 10, 2002, a replacement line of credit was established and this line of credit will expire on June 30, 2003. Today, no funds have been drawn down on the line of credit. These agreements may not be enforceable. There is no assurance that we will be able to obtain financing for our business development. If adequate funds are not available to us, we believe that our business development will be adversely affected.

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

Liquidity - Financial Condition.

         We currently have cash of approximately $1,100 and $20,700 in prepaid expenses that constitutes our total assets, exclusive of good will, net of amortization of $1,900. We have no other liquid current assets and we have received no revenue from operations. Our web site has been accessed by visitors and we may have sales pending. Our loss from inception through December 31, 2001 was $13,578 and from January 1, 2002 through September 30, 2002 was $9,021. From our inception (July 10, 1996) to September 30, 2002, we have had a loss of $47,156.

         We have had no revenues in the nine months ending September 30, 2002 or in the nine months ended September 30, 2001. During the nine months ending September 30, 2002, we incurred expenses of $9,021 as compared to the nine months ended September 30, 2001 of $4,895 or an increased of $4,126.

         Without the implementation of any marketing plan, our current operational "burn rate" is less than $80 per month. Upon implementation of our marketing plan, we expect that our "burn rate" will increase to approximately $800 per month. Not to exceed $500 per month will be expended for maintaining our web site and for the strategic listing of our web site with major search engines. The balance of approximately $300 will be utilized in connection with establishing reciprocal click-through agreements with complementary web site and for the expenses of having us comply with the federal securities laws.

         We have officer's advances of $53,057 from inception to September 30, 2002.



Development and Activities.

         We have not expended any monies during each of the last two fiscal years and during this current quarter on research and development activities applicable to our website. All development activities to date have been provided to us by Verio at no cost or expense. Accordingly, none of the research and development costs will be borne directly by our customers. Other than the initial web site development, we have not undergone any other research and development activity.

Item III. Qualitative and Quantitative Disclosures About Market Risk.

         The Company has not considered nor conducted any research concerning qualitative and quantitative market risk.

                                     PART II

                                OTHER INFORMATION

Item 1 - Legal Proceedings ...............................................None

Item 2 - Changes in the Rights of the Company's
         Security Holders ................................................None

Item 3 - Defaults by the Company on its
         Senior Securities ...............................................None

Item 4 - Submission of Matter to Vote of Security
         Holders .........................................................None

Item 5 - Other Information

Board Meeting.

         Our board held three meetings during the current quarter, which were special meetings by written consent.

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

Item 6 -  Exhibits and Reports on Form 8-K

         There were no reports on Form 8-K filed during the quarter for which this report is filed. The following exhibit is filed with this report:

          23.1    Consent of Kyle L. Tingle, CPA.
          99.1    Written Certification of Chief Executive Officer
          99.2    Written Certification of Chief Financial Officer


                          SIGNATURES AND CERTIFICATIONS

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 13, 2002                    DOMAIN REGISTRATION, CORP.


                                            By: /S/AMY HADLEY
                                                ______________________
                                                Amy Hadley
                                                President and Director


                                            By: /S/ SCOTT CURTIS NILSON
                                                _______________________
                                                Scott Curtis Nilson
                                                Treasurer and Chief Financial
                                                Officer and Director

                                  CERTIFICATION


I, Amy Hadley, as the Chief Executive Officer of Domain Registration Corp., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Domain Registration Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 13, 2002                           /s/ AMY HADLEY
                                                   ___________________________
                                                       Amy Hadley
                                                       Chief Executive Officer
                                                       and Director
                                                       Domain Registration Corp.

                                  CERTIFICATION

I, Scott Curtis Nilson, as the Chief Financial Officer of Domain Registration Corp., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Domain Registration Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 13, 2002                           /s/ SCOTT CURTIS NILSON
                                                   ___________________________
                                                       Scott Curtis Nilson
                                                       Treasurer and Chief
                                                       Financial Officer and
                                                       Director
                                                       Domain Registration Corp.