Form 10KSB
period 2002-12-31
DOMAIN REGISTRATION  CORP
filed 2003-03-27
CIK 1080908

Commission File No. 000-25487


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                   FORM 10-KSB


              /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  For the Fiscal Year Ended: December 31, 2002


                  / / TRANSITION REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                     For the Transition Period From __ to __


                           DOMAIN REGISTRATION, CORP.
        _________________________________________________________________
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

                               $.001 Common Stock
                                (Title of Class)


         Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

         Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendments to this Form 10-K. /X/

         As of December 31, 2002, there were 4,100,000 shares of the registrant's Common Stock, $.001 par value, outstanding.

         The aggregate market value of shares of Common Stock held by non-affiliates of the registrant, as of the last business day of registrant's most recently completed fiscal quarter, and as of the date hereof, is $-0-.

         State the registrant's revenues for the December 31, 2002 fiscal year:
$-0-.

                                TABLE OF CONTENTS

                                                                            Page


Item 1.  Description of Business

Item 2.  Description of Property

Item 3.  Legal Proceedings

Item 4.  Submission of Matter to Vote of
         Security Holders

Item 5.  Market for Common Registrant Equity and
         Related Stockholder Matter

Item 6.  Management's Discussion and Analysis
         or Plan of Operation

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

Item 10. Executive Compensation

Item 11. Security Ownership of Certain
         Beneficial Owners and Management

Item 12. Certain Relationships and
          Related Transactions

Item 13. Exhibits and Reports on Form 8-K

         Signature and Certifications

ITEM 1.           DESCRIPTION OF BUSINESS.
                  -----------------------

Introduction.

                  We (Domain Registration, Corp.) were a wholly-owned subsidiary of Suzy-Path, Corp., a Nevada corporation. Suzy-Path, Corp. became the successor issuer to Bahamas Enterprises, Inc., a Nevada corporation organized under the laws of the State of Nevada on July 10, 1996. Domain Registration, Corp. became the successor company (successor by merger - acquisition of assets) in connection with a series of articles and plans of merger which resulted in the acquisition of all of the assets subject to the liabilities and obligations of each of Bahamas Enterprises, Inc. and Suzy-Path, Corp.

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

                  The discussion contained herein contains "forward- looking statements" that involve risk and uncertainties. These statements may be identified by the use of terminology such as "believes," "expects," "may," "will," "should" or anticipates" or expressing this terminology negatively or similar expressions or by discussions of strategy. The cautionary statements made in this Form 10KSB report should be read as being applicable to all related forward-looking statements wherever they appear in this prospectus. Our actual results could differ materially from those discussed in this report.

                  Important factors that could cause or contribute to such differences include those discussed under the caption entitled "Risk Factors," as well as those discussed elsewhere in this Form 10KSB.

Company Summary.

A.   Our Business.

                  We are a referral agent and we collect a selling commission for referring customers who purchase Verio, Inc.'s ("Verio") domain registration services, web hosting services and e-commerce services.

                  We have been appointed as a non-exclusive authorized sales representative in the United States to solicit sales of Verio's services. We are an independent contractor and we participate in what is known as Verio's Web Agent Referral Program ("WARP program"). We make residual income for referring business to Verio. Our current agreement commenced as of September 28, 2001 and remains in effect for two years unless terminated pursuant to the provisions of the agreement. We may request up to three one-year extensions of the agreement.

                  We can direct our customers to visit our web sites to place orders or we can place orders on behalf of our customers or visitors can access our web sites that allows them to place orders directly. The visitors are tracked through our sites so when a visitor places an order on our page, we receive a commission for the sale after payment to Verio.

                  Although we consider our web sites "under construction," the web sites are available to be accessed on the World Wide Web. We have defined "under construction" to mean that we intended to make substantive changes or improvements to the web sites.

B.         Verio.

                  We refer all of our domain registration and web hosting services to Verio. This is accomplished through hypertext links. These "hyperlinks" allow a visitor to our web sites (co-branded web page) to easily and quickly click-connect to Verio's location on the World Wide Web. Verio is a large web hosting company and a provider of comprehensive Internet services. Although potential customers could go directly to Verio (or any other third party) provider of domain registration services, web hosting services and e-commerce services, we believe that the so-called low end, entry level services which we market, through Verio's web agent referral program, constitutes a less competitive niche wherein we may be able to achieve residual income for referring customers to Verio through the use of a user friendly web site.

C.         We May Not be Able to Continue as a Going Concern.

                  Our auditor has prepared our financial statements assuming that we will continue as a going concern and he has issued a qualified report. The financial statements contemplate the realization of assets and the liquidation of liabilities in the normal course of business. Currently, however, we do not have sufficient cash or other material assets nor do we have sufficient operations or an established source of revenue to cover our operational costs that would allow us to continue as a going concern. The officers and directors (majority shareholders) have committed to advancing us funds for limited operating costs incurred.

D.         Financial Condition.

                  We currently have limited liquid current assets and we have received no revenue from operations. Our web sites have been accessed by visitors and we may have sales pending. We have a loss from inception through December 31, 2002 of $49,543. Without the implementation of any marketing plan, our current "burn rate" is less than $80 per month. Upon implementation of our marketing plan, we expect that our "burn rate" will increase to approximately $800 per month. Not to exceed $500 per month will be expended for maintaining our web sites and for the strategic listing of our web sites with major search engines. The balance of approximately $300 will be utilized in connection with establishing reciprocal click-through agreements with complementary web sites and for the expenses of having us comply with the federal securities laws.

                  The officers and directors have agreed to fund our "burn rate," and expenses of having us comply with the federal securities laws (and being a public company) and have orally agreed to extend, if required, a "line of credit" in the amount of $10,000, without interest, to implement our marketing plan. An original line of credit expired on August 31, 2002. On March 1, 2003, the officers reinstated the line of credit. This line of credit will expire on December 31, 2003. As of the date hereof, no funds have been drawn down on the line of credit. These agreements may not be enforceable.

                  As we are deemed to be a development stage company, we have a net loss and may not be profitable in the future. If we do not achieve any revenue growth sufficient to absorb our planned expenditures, we could experience additional losses in future periods. These losses or fluctuations that our operating results could cause a shareholder to have the financial risk of losing his entire investment.

E.       Our Competitive Disadvantage.

                  We face competition from many entities providing services similar to ours. The market for the providing of domain registration and web service hosting is extremely competitive, highly fragmented, and has no substantial barriers to entry. Verio is also a direct competitor of ours. Our unproven market strategy will include the strategic listing of our web sites with major search engines so our customers can find us and will include reciprocal click-through agreements with complementary web sites who may refer customers to our web sites. Although we are reliant upon Amy Hadley, our president, for implementing our marketing strategy, the limited part-time contribution of her time and a lack of experience may not be sufficient for us to implement our marketing strategy. Domain registration services supplied by competitors are substantially identical in nature but web hosting services can be more specialized.

                  With customers obtained and secured only through the Internet, with the ability to have a customer talk directly to one of our representatives (supplied through Verio), with the emphasis on the low-end entry-level market, we believe that we will have an ability to generate revenues from customers registering domain names and/or utilizing Verio's web hosting services. We define low-end entry-level participants as newer users of the Internet with a very limited budget to expend on domain registration and web hosting. However, there is no assurance that will be able to compete effectively in the low-end entry level service market when we have management that lacks relevant business experience and with one part-time employee, Amy Hadley, who will be devoting limited time to our efforts. We may not have market acceptance of our services and the limited experiences and part-time effort of Amy Hadley puts us at a competitive disadvantage and makes our future uncertain.

F.  Transactional Background.

                  Domain Registration, Corp. was a wholly owned subsidiary of Suzy-Path, Corp., a Nevada corporation. Suzy-Path, Corp. became the successor issuer to Bahamas Enterprises, Inc., a Nevada corporation organized under the laws of the State of Nevada on July 10, 1996. Domain Registration, Corp. became the successor company (successor by merger - acquisition of assets) in connection with a series of articles and plans of merger which resulted in the acquisition of all of the assets subject to the liabilities and obligations of each of Bahamas Enterprises, Inc. and Suzy-Path, Corp. and our issuance of Common Shares in connection with the transaction.

                  Bahamas Enterprises, Inc. was incorporated in Nevada on July 10, 1996. From July 10, 1996 until January 17, 1999, Nevada Corporate Headquarters, Inc. (the resident agent in the State of Nevada) provided the officers and directors of Bahamas Enterprises, Inc. (Cort W. Cristie and Maurice O'Bannon) at the request of Felicia May Nilson, Stuart Curtis Nilson and Vickie
L. Andre, the majority shareholders of Bahamas Enterprises, Inc. At all times from January 17, 1999 to October 9, 2001, Felicia May Nilson, Stuart Curtis Nilson and Vickie L. Andre were the officers and directors of Bahamas Enterprises, Inc. On October 9, 2001, Vickie L. Andre resigned as an officer and director of Bahamas Enterprises, Inc. Suzy-Path Corp. was incorporated in Nevada on September 16, 1999. At all times prior to October 10, 2001, Amy Hadley was the sole officer, director and shareholder of Suzy-Path Corp. Domain Registration, Corp. was incorporated in Nevada on July 16, 1999 and became and was a wholly owned subsidiary of Suzy Path, Corp. At all times prior to October 10, 2001, Amy Hadley was the sole officer and director of Domain Registration, Corp. and all of the issued and outstanding shares of Domain Registration, Corp. were owned by Suzy-Path Corp.

                  From October 10, 2001 (upon completion of the acquisition of assets - mergers) to the date hereof, the officers and directors of Domain Registration, Corp. were and are Amy Hadley, Felicia May Nilson and Stuart Curtis Nilson.

                  In connection with the series of transactions which resulted in the acquisition of assets - mergers and the issuance of our Common Shares, the negotiations for the transaction was negotiated on an "arm's length" basis, the determining factor being the percentage ownership of the resulting company. At all times prior to October 10, 2001, Amy Hadley had a pre-existing personal and business relationship with the officers and directors of Bahamas Enterprises, Inc. and also had a similar relationship with certain of the shareholders of Bahamas Enterprises, Inc.

Business.

                  Prior to the issuance of the Common Stock as part of the series of transactions which resulted in the acquisition of assets - mergers and currently, we had web sites that we consider to be "under construction." Although we have defined "under construction" to mean that we intend to make substantive changes or improvements to the web sites, the web sites can be accessed by visitors through the world wide web. We own the domain names suzypathcorp.com, e-domainregistrationcorp.com and domainandwebhosting.com and we will further develop these web sites with the services relating to referring for sale domain registration and web hosting programs. Our web sites and its linked contents do not form any part of this Form 10KSB.

                  We intend to enhance our "under construction" web sites and we intend to offer additional Verio products, if and when available, to meet potential customers changing requirements. We have no current plans, commitments or understandings to acquire or merge with any other company.

Principal Services.

                  We are a referral agent and we collect a commission for referring qualified clients who purchase Verio's domain registration services and web hosting. On September 28, 2001, we entered into an agreement with Verio wherein we have been appointed as a non-exclusive authorized sales representative in the United States to solicit sales of Verio's services. These services include various domain registration services, web hosting services and e-commerce services. The agreement commenced as of September 28, 2001 and shall remain in effect for two years unless terminated pursuant to the provisions of the agreement. We may request up to three one year extensions of the agreement provided we make each such extension request in writing not more than 180 days and not less than 90 days before the expiration of the then current term. We are an independent contractor and we participate in what is known as Verio's Web Agent Referral Program ("WARP program"). We make this residual income for referring business to Verio. We start by earning 20% of revenue collected from each and every customer that signs up for web hosting services and can increase up to 30% when we have signed up in excess of 200 accounts. Verio provides us with a co-branded web page that we customize with our own introductory text and banner. Our agreement with Verio provides that we may not contact or deal with any of Verio's customers or customers that we have brought to Verio for a period of two years after the termination of our Warp program. Although we are able to market and refer customers to other third-party domain name registrars, web hosting sites or services other than Verio, we have no intention to engage in such activity. We have no other agreements to provide domain name registration, web hosting sites or services and we have no intention to enter into such agreements during the term of our agreement with Verio.

                  Our web sites are at http://www.suzypathcorp.com, http://www.e-domainregistrationcorp.com and http://www.domainandwebhosting.com and our domain address at Verio is http://www.domainregistration.v-warp.com/ (our web sites and the linked contents to Verio's web sites do not form any part of this report).

                  We can direct our customers to visit our web sites to place orders or we can place orders on behalf of our customers (directly or through our sales representatives at Verio) or visitors can access our web sites, which allows them to place orders directly. The visitors are tracked through our sites using cookies (defined as a mechanism which server side connections can use to both store and retrieve information on the client side of the connection) so when a tracked visitor places an order on our page, we receive a commission for the sale after the customer makes payment to Verio. We will be paid six times a year, every other month, and we will be mailed a commission check for collected revenues on the accounts that we sign up during the previous period. The commissions are paid on collected revenues and, we have been informed by Verio, that due to invoice processing procedures, invoices may take three to five days to complete processing. If the processing procedure occurs at the end of the cycle, we will receive the commission in the following cycle. Verio will make commission payments to us based on the following payment schedule:

                  Commission Periods          Payment Date
                  __________________     __________________________

                  1/1 through 2/28       Paid end of month April
                  3/1 through 4/30       Paid end of month June
                  5/1 through 6/30       Paid end of month August
                  7/1 through 8/31       Paid end of month October
                  9/1 through 10/31      Paid end of month December
                  11/1 through 12/31     Paid end of month February

                  We have no procedures in place to resolve disputes between Verio and us regarding the payment of commissions.

                  Under the Warp program, we are not permitted to knowingly market our services to a current customer of Verio and in the event that we solicit a current customer of Verio to buy services, Verio is under no obligation under our Warp program to pay a commission to us for the customer. Further, if a customer cannot or does not accept the tracking cookies from Verio, we will not receive any commission for any sale.

                  In order for us to receive credit for a sale, our visitors to the co-branded sites must have a so-called java script and cookie enabled browser. Substantially all of the browser's currently used are java script enabled and cookie enabled. All Netscape Navigator 3.0 or higher or Internet Explorer 3.0 or higher are java script and cookie enabled. If a visitor cannot or does not accept the tracking cookie, we will not be able to track the visitor and we will not be credited for the sale. We have no information to determine the number of visitors that cannot or do not accept tracking cookies and the number of sales that may be effected by reason thereof.

                  We have established an email account at our domain and the email messages sent to our domain will be forwarded to the officers and directors. Verio and we have a firm policy against the transmission of unsolicited email ("spamming"). Spamming, or the practice of disseminating multiple unsolicited copies of junk email over the Internet is considered a violation of Internet etiquette, i.e., netiquette. We do not intend to disseminate unsolicited emails in an effort to obtain customers.

                  We also have the ability to review the web usage statistics located on the Verio server. Verio has provided us with a sales representative, on a non-exclusive basis, who will assist us and our customers with all of the services that we (they) provide. We believe that Verio's various hosting services are priced competitively with other providers of similar services as of the date hereof. However, pursuant to our agreement with Verio, they have the right to amend their service offerings and ad, delete, suspend or modify the terms and conditions of those services, at any time and from time to time, and to determine whether and when any such changes apply to both existing or future customers. Any changes may have an adverse effect upon our customers continuing to place orders with Verio. We may not at any time provide any billing arrangement or payment on behalf of our customers and Verio will not pay a commission to us in the event that a customer orders services directly from Verio's web site without first linking from our storefront web site.

                  We currently provide a referral service to Verio for domain name registration wherein the customer will secure a domain name, be supplied with a free "welcome" page and receive unlimited mail forwarding to a default address. In addition, Verio has a domain pointer plan wherein the name and page will indicate "under construction" until such time as the customer points the person accessing the web site to another specific page.

                  Under our WARP contract, we have assumed certain duties, certain of the more important ones are as follows:

                  Not to knowingly solicit customers who do not have the hardware or software specified by Verio from time to time, unless such customer acquires hardware or software that Verio or we is reasonably able to support;

                  To use reasonable sales and marketing efforts to promote the sales of Verio Services;

                  Verio has reserved the right, at any time and in its sole discretion, to implement a certification program to enhance or maintain the quality of the WARP program. In the event of any such implementation, we have agreed to participate in and complete the requirements of any such certification program in order to remain a Verio authorized web agent; and

                  Where appropriate and mutually agreed upon, to provide post-sales support at a level reasonably necessary to activate and operate the services.

                  In addition, Verio has a series of various web-hosting plans at various costs, as low as $24.95 per month with a $50.00 set up fee to very expensive web hosting plans. Management believes that the typical person who will utilize our services will be interested in a cost of not to exceed $100.00 per month with $100.00 set up fee. The ExpresStart Plan costs $24.95 per month with a $50.00 set up fee. This plan provides for the customer to have seven web pages, ten megabytes of disk space, ten email accounts, 20 email forwarding locations and one auto responder. The Bronze Plan costs $24.95 per month with a $50.00 set up fee. This Plan provides five gigabytes of monthly data transfer, 100 megabytes of disk space and ten configurable email accounts. The Silver Plan costs $29.95 per month plus $50.00 set up fee. This Plan consists of 7.5 gigabytes of monthly data transfer, 150 megabytes of disk space and 20 configurable email accounts. The Gold Plan costs $99.95 per month plus $50.00 set up fee. This Plan provides 10 gigabytes of monthly data transfer, 200 megabytes disk space (enough room for video, auto, multimedia presentations and related computer so-called "bells and whistles") and 30 configurable email accounts. Verio also has a Silver Plan Windows 2000(R) which costs $49.95 per month and $50 set up fee. This Plan consists of 7.5 gigabytes of monthly data transfer, 150-megabyte disk space and 20 configurable email accounts. The Gold Plan Windows 2000(R) costs $99.95 per month plus $100.00 set up fee. This Plan consists of 10 gigabytes of monthly data transfer, 200-megabyte disk space (enough room for video, auto, multimedia presentations and related computer so-called "bells and whistles") and 30 configurable email accounts. As it relates to the Windows 2000(R) Plans, the customer is able to use the account control panel and uses his or her own software to build and publish the site. Verio has prepackaged each of the plans and we have no ability to change the configuration of any of the plans.

                  In summary, the primary difference between the plans is the disk space provided, the amount of data transfer availability and the number of email accounts, with a cost increase depending on the increase in capabilities requested.

                  In connection with the transactions with Verio, Verio provides our referrals with daily backups, UPS power backup, diesel backup generator, 24 hour, seven day a week network monitoring provided by Verio.

                  Although Verio has other services for which we may earn a referral commission (e-commerce hosting plans), we will refer to Verio to register the domain name, set up the customers web hosting account and bill and maintain the web site for a low monthly price selected for the hosting plan so that the customer will be able to build its business while Verio builds the web site.

                  We have no products and other services than set forth above. We currently have no other services announced or planned to be announced to the public.

                  We have not expended any monies during each of the last two fiscal years on research and development activities applicable to our web sites. All development activities to date have been provided to us by Verio at no cost or expense. Accordingly, none of the research and development costs will be borne directly by our customers. Other than this initial web site development, we have not undergone any other research and development activity.

Risk Factors.

                  In addition to the other information in this Form 10KSB, the following risk factors should be considered carefully in evaluating our business. Ownership of our common stock is speculative and involves a lot of risks.

1. An investment in our shares of common stock involves a high degree of risk and you may lose your entire investment.

                  We have no operating history nor have we received any revenues or earnings from operations. We have no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until we have generated substantial revenues from customers registering domain names and/or utilizing web-hosting services.

2. Unless we obtain loans or additional funding, we may not be able to continue as a going concern.

                  Our auditor's going concern opinion and the notation in the financial statements indicate that we do not have significant cash or other material assets and that we are relying on advances from stockholders, officers and directors to meet limited operating expenses. Our financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts and classification of liabilities that might result should we be unable to continue as a going concern. We will have a loss from inception through December 31, 2002 of $49,543.

                  Without the implementation of any marketing plan, our current "burn rate" is less than $80 per month. Upon implementation of our marketing plan, we expect that our "burn rate" will increase to approximately $800 per month. Not to exceed $500 per month will be expended for the strategic listing of our web sites with major search engines. The balance will be utilized in connection with establishing reciprocal click-through agreements with complementary web site and for the expenses of having us comply with the federal securities laws. The officers and directors have agreed to fund our "burn rate," and expenses of having us comply with the federal securities laws (and being a public company) and have orally agreed to extend, if required, a "line of credit" in the amount of $10,000, without interest, to implement our marketing plan. The original line of credit expired on August 31, 2002. On March 1, 2003, the officers reinstated the line of credit. This line of credit expires on December 31, 2003. As of the date hereof, no funds have been drawn down on the line of credit. These agreements may not be enforceable.

                  If we do not secure the loans (or raise additional capital if the loans are not forthcoming), we may not be successful. As a development stage company with no operations and no revenues, it may be difficult or impossible to obtain any additional funding through commercial loans or private loans, on terms that may be deemed to be acceptable to us.

3. We currently commenced business operations and have no current operating history which makes an evaluation of us difficult.

                  We have a limited operating history. As of December 31, 2002, we had incurred losses of $49,543 and we expect losses to continue. There is nothing at this time on which to base an assumption that our business plan will prove successful, and there is no assurance that we will be able to operate profitably.

4. Our success is dependent on management, which has other full time employment, has limited experience and will only devote limited part time working for us, which makes our future even more uncertain.

                  As compared to many other public companies, we do not have any technical personnel. Our management has no experience with the domain registration and web hosting business. Furthermore, our officers and directors will not be employed by us as they are involved with other businesses and have other interests which could give rise to conflicts of interest with respect to the amount of time devoted to our business.

5. In addition to having no full time management and lack of experience in the domain registration and web hosting business, if we lose Amy Hadley, our business would be impaired.

                  Our success is heavily dependent upon the continued participation of our president, Amy Hadley. Loss of her services could have a material adverse effect upon our business development. We do not maintain "key person" life insurance on Amy Hadley's life. We do not have a written employment agreement with Amy Hadley. There can be no assurance that we will be able to recruit or retain other qualified personnel, should it be necessary to do so.

6. Our officers and directors are the principal stockholders and will be able to approve all corporate actions without your consent and will control our Company.

                  Our principal stockholders Amy Hadley, Felicia May Nilson, Stuart Curtis Nilson and Vickie L. Andre currently own approximately 84% of our common stock. They will have significant influence over all matters requiring approval by our stockholders, but not requiring the approval of the minority stockholders. In addition, Amy Hadley, Felicia May Nilson and Stuart Curtis Nilson are directors and will be able to elect all of the officers of the Company, allowing them to exercise significant control of our affairs and management. In addition, the principal shareholders may transact most corporate matters requiring stockholder approval by written consent, without a duly-noticed and duly-held meeting of stockholders, subject to certain restrictions contained in the bylaws, in the articles of incorporation or imposed by statute.

7. We face competition from other entities providing services similar to ours; accordingly, we may not be able to compete effectively with other selling organizations and with other entities providing services similar to ours.

                  We will face intense competition in all aspects of the Internet business. The market for the providing of domain registration and web service hosting is extremely competitive and highly fragmented. There are no substantial barriers to entry and we expect that competition will continue to intensify. The primary competitive factors determining success in this market are a reputation for reliability and service, effective customer support, and pricing. Our affiliate sales relationship with Verio will assist us in competing. However, our competition may offer convenience and customer service superior to ours. In addition, these companies may have better marketing and distribution channels. There can be no assurance that we will be able to compete effectively in this highly competitive industry, which could have a material impact upon market acceptance of our services.

8. Our plan of operation may incorporate estimates rather than actual figures. Our plan of operation and the implementation of our plan of operation assume that our estimates are correct, however, the actual results may differ materially and adversely when the actual figures are determined.

                  The discussion of our plan of operation is management's best estimate and analysis of the potential market, opportunities and difficulties that we face. There can be no assurances that the underlying assumptions accurately reflect our opportunities and potential for success. Competitive and economic forces make forecasting of revenues and costs difficult and unpredictable.

9.       Our shareholders will receive no dividends.

                  We have never paid dividends. We do not anticipate declaring or paying dividends in the foreseeable future. Our retained earnings, if any, will finance the development and expansion of our business. Our dividends will be at our board of directors' discretion and contingent upon our financial condition, earnings, capital requirements and other factors. Future dividends may also be affected by covenants contained in loan or other financing documents we may execute. Therefore, there can be no assurance that cash dividends of any kind will ever be paid.

10. If we issue future shares, present investors' per share value will be diluted.

                  We are authorized to issue a maximum of 50,000,000 shares of common shares. As of December 31, 2002, there were 4,100,000 shares issued and outstanding. The board of directors' authority to issue common stock without shareholder consent may dilute the value of your common stock.

11.      Our common stock has no public market and the value may decline.

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

                  We plan to seek a listing on the Over The Counter ("OTC") Bulletin Board. We will contact a market maker to seek the listing on our behalf.

                  Only market makers can apply to quote securities. Market makers who desire to initiate quotations in the OTC Bulletin Board system must complete an application (Form 211) and by doing so, will have to represent that it has satisfied all applicable requirements of the Securities and Exchange Commission Rule 15c2-11 and the filing and information requirements promulgated under the National Association of Securities Dealers' ("NASD") Bylaws. The OTC Bulletin Board will not charge us with a fee for being quoted on the service. NASD rules prohibit market makers from accepting any remuneration in return for quoting issuers' securities on the OTC Bulletin Board or any similar medium. We intended to be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, and, as such, we may be deemed compliant with Rule 15c2-11. The NASD Regulators, Inc. will review the market maker's application and if cleared, it cannot be assumed by any investor that any federal, state or self-regulatory requirements other than certain NASD rules and Rule 15c2-11 have been considered by the NASD Regulation, Inc. Furthermore, the clearance should not construed by any investor as indicating that the NASD Regulation, Inc., the Securities and Exchange Commission or any state securities commission has passed upon the accuracy or adequacy of the documents contained in the submission.

                  The OTC Bulletin Board is a market maker or dealer-driven system offering quotation and trading reporting capabilities - a regulated quotation service - that displays real-time quotes, last-sale prices, and volume information in OTC equity securities. The OTC Bulletin Board securities are not listed and traded on the floor of organized national or regional stock exchanges. Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting market makers or dealers in stocks.

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

14. Our shareholders may face significant restrictions on the resale of our common stock due to state "blue sky" laws.

                  There are state regulations that may adversely affect the transferability of our common stock. We have not registered our common stock for resale under the securities or "blue sky" laws of any state. We may seek qualification or advise our shareholders of the availability of an exemption. We are under no obligation to register or qualify our common stock in any state or to advise the shareholders of any exemptions.

                  Current shareholders, and person who desire to purchase the common stock in any trading market that may develop in the future, should be aware that there might be significant state restrictions upon the ability of new investors to purchase the securities.

                  Blue sky laws, regulations, orders, or interpretations place limitations on offerings or sales of securities by "blank check" companies or in "blind-pool" offerings, or if such securities represent "cheap stock" previously issued to promoters or others. We are not a "blank check" or "blind pool" company; however, certain states apply the same requirements for so-called "cheap stock" to the requirements applicable to "blank check" or "blind pool" issuances. The current shareholders (excluding Amy Hadley), because they originally paid $.001 for each share in Bahamas Enterprises, Inc., prior to the receipt of our shares after the transactions of September and October, 2001, may be deemed to hold "cheap stock." These limitations typically provide, in the form of one or more of the following limitations, that such securities are:

                  (a) Not eligible for sale under exemption provisions permitting sales without registration to accredited investors or qualified purchasers;

                  (b) Not eligible for the transaction exemption from registra-tion for non-issuer transactions by a registered broker-dealer;

                  (c) Not eligible for registration under the simplified small corporate offering registration (SCOR) form available in many states;

                  (d) Not eligible for the "solicitations of interest" exception to securities registration requirements available in many states;

                  (e) Not permitted to be registered or exempted from registration, and thus not permitted to be sold in the state under any circumstances.

                  Virtually all 50 states have adopted one or more of these limitations, or other limitations or restrictions affecting the sale or resale of stock of blank check companies or securities sold in "blind pool" offerings or "cheap stock" issued to promoters or others. Specific limitations on such offerings have been adopted in:

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

                  Any secondary trading market that may develop may only be conducted in those jurisdictions where an applicable exemption is available or where the shares have been registered.

                  We do not have any legal opinions as it relates to whether we are a blind pool or blank-check company. The Securities and Exchange Commission has adopted a rule (Rule 419) which defines a blank-check company as (i) a development stage company, that is (ii) offering penny stock, as defined by Rule 3a51-1, and (iii) that has no specific business plan or purpose or has indicated that its business plan is engage in a merger or acquisition with an unidentified company or companies. We have also been advised by the Securities and Exchange Commission that the securities issued by all blank check companies that are issued in unregistered offerings must be registered with the Commission before resale. At the time that our shareholders acquired our stock in October 2002, we had a specific business plan and purpose, we had web sites and we had our agreement with Verio.

                   Certain jurisdictions may have definitions that are more restrictive than Rule 419. We have been informed that the Securities and Exchange Commission has cautioned that "it will scrutinize registered offerings for attempts to create the appearance that the registrant... has a specific business plan, in an effort to avoid the applicable of Rule 419. Provisions of Rule 419 apply to every registration statement filed under the Securities Act of 1933, as amended, relating to an offering by a blank-check company. We have never filed a registration statement under the Securities Act of 1933, as amended.

15. Our common stock may be subject to significant restriction on resale due to federal penny stock restrictions.

                  The Securities and Exchange Commission has adopted rules that regulate broker or dealer practices in connection with transactions in penny stocks. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange system). The penny stock rules require a broker or dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker or dealer also must provide the customer with bid and offer quotations for the penny stock, the compensation of the broker or dealer, and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. The penny stock rules also require that prior to a transaction in a penny stock not otherwise exempt from such rules, the broker or dealer must make a special written determination that a penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction.

                  These disclosure requirements may have the effect of reducing the level of trading activity in any secondary market for our stock that becomes subject to the penny stock rules, and accordingly, customers in our securities may find it difficult to sell their securities, if at all.

Distribution.

                  We deliver our referral services through our web sites. We have the domain names www.suzypathcorp.com, www.e-domainregistrationcorp.com and www.domainandwebhosting.com and Verio is our Internet service provider and web site developer. Except for Verio, we have not and do not intend to formulate any other relationships for the hosting, development or maintenance of a web site.

Competitive Business Conditions.

                  We will remain an insignificant player among the firms that engage in selling domain name registration services and web site hosting services. There are many established Internet companies, which provide these services, ancillary to their regular services, and there are many established domain name registration companies and web site hosting companies, which have significantly greater financial and personal resources and technical expertise than we have. The WARP program from Verio is available to other entities. In view of our limited financial resources and limited management availability, we will continue to be at a significant competitive disadvantage compared to other selling organizations and those services, which directly register domain names and those companies, which provide web site hosting services.

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

Verio.

                  Verio is a large web hosting company and a provider of comprehensive Internet services. It has more than 4,000 resellers in the United States, more than 170 in other countries, all of which may compete with us. Verio has preferential marketing agreements with other Internet online companies, provides private label and co-branded distribution relationships with telecommunications companies and also has in-house telemarketing operations. While basic Internet access and web hosting services constitute the predominate services offered by Verio, Verio's focus is on the so-called "enhanced services," what is deemed to be the fastest growing segment of the Internet services market. An enhanced service is defined to encompass a dedicated server, a single computer fully devoted to the needs of one customer which allows for faster access to information and provides greater flexibility in software, site traffic management, and scalability. It also includes so-called dual server systems - through a dual server setup, web server processes, application transactions, and database queries can be segregated for optimal processing and input and output availability and performance. Variations of the systems are known as clustering systems - a system which is scalable from two to multiple front-end web servers, with the addition of a third web server, and multi site systems, a web hosting system designed for environments that put a high value on maximum up time and redundant - multiple hosting configurations. Verio, in each of these enhanced services, generally has multiple employees assigned to the task with dedicated account management and dedicated network monitoring. As business users of the Internet adopt enhanced services, they also require additional bandwidth and web site functionality to support their expanded use of the Internet.

                  Verio believes that Internet connectivity and enhanced Internet services (including web hosting) represents two of the fastest growing segments of the telecommunications services market. As business users of the Internet adopt enhanced services, they also require web side functionality to support their expanded use of the Internet. Many companies find that an out-sourced solution, such as using Verio's Internet connectivity and web-hosting services, to be a solution must cost effective, because the company typically lacks the technology experience, capital, personnel, or ability to bear the time-to-market and operating risks to install, maintain and monitor their own web servers and Internet connectivity. Small and medium-size businesses generally seek an Internet service provider who are readily available to respond to technical issues, who can assist in developing and implementing the customer's effective use of the Internet, and with whom they can establish a stable and long-term relationship. Although we intend only to refer customers to Verio in connection with the selling of domain name registration services and web site hosting services, as the customer grows in size, they will be able to take advantage of any and all services offered to customers by Verio. We will not be able to control the type of services offered to the referrals by Verio, although we may be able to receive some residual income depending on the services rendered.

                  Although potential customers could go directly to Verio (or any other third party) provider of domain registration services, web hosting services and e-commerce services, we believe that the so-called low end, entry level services which we market, through Verio's web agent referral program, constitutes a less competitive niche wherein we may be able to achieve residual income for referring customers to Verio through the use of a user friendly web site. Verio's large existing customer base and strong, balance position in both the Internet access and web hosting service platforms gives Verio a competitive edge in offering its services which include applications hosting, e-commerce, premier data centers, managed services, co-location and security products.

Customer Base.

                  We have had limited visitors to our web sites and we have not received any revenues from any customers who have paid Verio. If we are not able to establish a customer base in the future, we will not be profitable.

                  In order to establish a customer base and to be competitive in providing domain registration services and web hosting services, we will need to implement our marketing strategy to the potential customer who desires to register his domain and have available low cost web site hosting services. Our success depends upon our ability to strategically list our web sites with search engines and establish reciprocal click-through agreements with other web sites at an acceptable cost with what we hope to have as our user friendly web sites. Although our competition will be "bundling" additional Internet, networking and e-commerce services, because they target larger well established businesses, we believe that there are many potential customers who are interested only in domain registration and low cost web site hosting services, or either. Although we believe that our plan of operation is feasible, we cannot assure you that we will be able to properly market our services or that our anticipated niche in domain registration and web site hosting service is viable.

Sources and Availability of Raw Materials.

                  We have no raw materials or suppliers.

Intellectual Property.

                  We do not have any trademarks, patents, licenses, royalty agreements, or other proprietary interest.

Governmental Regulation Issues.

                  We are not affected by federal regulation relating to copyright protection, trademark and trade dress protection, trade secrets and software and Internet business method patents promulgated under various federal laws. We are a referral agent and we only collect a selling commission for referring customers who purchase Verio's domain registration services, web hosting services and e-commerce services. Our method of marketing does not include "spamming" or disseminating "junk email." Spamming, or the practice of disseminating multiple unsolicited pieces of junk email over the Internet, or disseminating mass emails wherein the identify of the distributor cannot be traced or where someone assumes a third party's identify known as "spoofing," has become the subject of prohibited practice under some case law and under some state laws and administrative rules and regulations. If we were to undertake such conduct, our activities, in certain jurisdictions, could be stopped through the use of equitable injunctive relief and, in certain jurisdictions, compensatory damages could be awarded against us, including attorney's fees and punitive damages for common law trespass.

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

Research and Development.

                  We have not expended any monies during each of the last two fiscal years on research and development activities applicable to our web sites. All development activities to date have been provided to us by Verio at no cost or expense. Accordingly, none of the research and development costs will be borne directly by our customers. Other than this initial web site development, we have not undergone any other research and development activity.

Environmental Law Compliance.

                  We do not anticipate any environmental compliance expense.

Employees.

                  We currently have one employee, Amy Hadley, our president and director, who works for our Company part-time without compensation. We have no employment contracts and our employee is not a union member or affected by labor contracts. We have the use, on a non-exclusive basis, of a sales representative, supplied by Verio at their cost and expense to assist our customers (and others), at no cost or expense us.

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

                  Although our principal executive offices are located in Las Vegas, Nevada, the officers and directors do not intend to conduct any business at said offices. The officers and directors will conduct business through the use of their computer system connected to the Internet, a global electronic network, consisting of smaller, interconnected networks, which allow computers to exchange information over telephone wires, dedicated data cables, and wireless links. The Internet links personal computers by means of servers, which are on specialized operating systems and applications designed for servicing a network environment. The officers and directors are able to connect to the Internet and conduct business through their personal computers located in their residences.


ITEM 3.  LEGAL PROCEEDINGS.

                  There is no litigation pending or threatened by or against the Company.

ITEM 4.  SUBMISSION OF MATTER TO VOTE OF SECURITY HOLDERS.

                  There have been no matters submitted to the Company's security holders and the Company has not held any annual meetings.

                  In connection with the series of transactions wherein we became the successor company (successor by merger - acquisition of assets) in connection with a series of articles and plans of merger which resulted in the acquisition of all of the assets subject to the liabilities and obligations of each of Bahamas Enterprises, Inc. and Suzy-Path, Corp., we did not file with the Securities and Exchange Commission information similar to that which is required for a proxy solicitation. The Company did not engage in any proxy solicitation. If there is no proxy solicitation, the Company was still required to supply the information required by Schedule 14C to the shareholders entitled to vote at least 20 days prior to any action. The transactions were consummated in violation of the rules. A private right of action may lie for the alleged violation of Rule 14c-6. In addition, under Nevada law, any shareholder who does not agree to the merger may seek judicial appraisal of the fair value of their shares. Each shareholder was provided with a copy of the Form 8K12G filed with the Securities and Exchange Commission on October 25, 2001 and a copy of Nevada Revised Statues, NRS 92A.300 to NRA92A.500 (dissenter rights). All of the shareholders exchanged the shares owned by them in the predecessor issuer in consideration for the sale and issuance of our shares - there were no shareholders who dissented and there were no shareholders who notified us that they desired to assert any appraisal rights.


ITEM 5.  MARKET FOR COMMON COMPANY EQUITY AND RELATED STOCKHOLDER MATTER.

Market Information and Market Price.

                  There is no trading market for our common stock at present and there has been no trading market to date. Our common stock is not traded on any exchange. We plan to eventually seek listing on the OTC Bulletin Board System or in the Pink Sheets, LLC "Pink Sheets."

                  There is no assurance that a trading market will ever develop or, if such a market does develop, that it will continue. We intend to request a broker-dealer to make application to the NASD Regulation, Inc. to have the Company's securities traded on the OTC Bulletin Board System or published, in print and electronic media, or either, in the Pink Sheets LLC "Pink Sheets."

                  We cannot guarantee that we will obtain a listing. There is no trading activity in our securities, and there can be no assurance that a regular trading market for our common stock will ever be developed.

                  Before a price can be entered in the pink sheets, a broker-dealer must make a supplemental filing with the NASD Regulation, Inc. which includes the basis and factors for the broker-dealer's price quotation and said filing must be received by the NASD Regulation, Inc. three days before the priced entry appears in the quotation media.

                  Once a priced quotation has been entered in the pink sheets computerized system, broker-dealers who are using the pink sheet electronic quotation service have access to price information from various market makers. There are no pink sheet rules for market maker quotes. Market makers can submit two sided, one sided or name only quotes in the pink sheets. The pink sheets will only accept quotations from Securities and Exchange Commission registered broker-dealers and market makers are subject to applicable federal and state securities laws and National Association of Securities Dealers Rules. Market makers must be subscribers and must have quotation privileges to "securities in the pink sheets." The NASD Regulation, Inc. reviews the market makers application and if cleared, it cannot be assumed by any investor that any federal, state or self regulatory requirements other than certain NASD rules and Rule 15c2-11 under the Securities Exchange Act of 1934, as amended, has been considered by the NASD Regulation, Inc. Further, the clearance should not be construed by any investor as indicating that the NASD Regulation, Inc., the Securities and Exchange Commission or any state securities commission have passed upon the accuracy or adequacy of any of the documents contained in our submission to the broker-dealer.

                  We intend to request a broker-dealer to make application to the NASD Regulation, Inc. to have the Company's securities traded on the OTC Bulletin Board System. There is no assurance that a trading market will ever develop or, if such a market does develop, that it will continue.

                  The OTC Bulletin Board, which is operated by the NASDAQ Stock Market, Inc., will be phased out in 2003 and there will be a new market established known as the Bulletin Board Exchange. The Bulletin Board Exchange will be a listed market place, with qualitative listing standards but with no minimum share price, income, or asset requirements. The system has been designed to provide market participants and customers with increased speed and reliability to transactions, as well as to improve the overall transparency of the market place. In general, the Bulletin Board Exchange will have minimum requirements of 100 round-lot shareholders and 200,000 shares in the public float and will have certain minimum corporate governance standards to those presently existing for the NASDAQ National Market and small cap markets, with an adjustment to certain of the requirements cognizant of the difficulty that small companies, such as ours, may have in meeting those governance standards. If we do not qualify for listing on the Bulletin Board Exchange, we will continue to be traded, provided we have market makers trading our securities, in the pink sheets.

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

Shareholders.

                  As of December 31, 2002 and as of the date hereof, we had 26 shareholders of record of our common stock.

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

                  Section 2115 of the California General Corporation law, however, provides that a corporation incorporated under the laws of a jurisdiction other than California, but which has more than one-half of its "outstanding voting securities" and which has a majority of its property, payroll and sales in California, based on the factors used in determining its income allocable to California on its franchise tax returns, may be required to provide cumulative voting until such time as the Company has its shares listed on certain national securities exchanges, or designated as a national market security on NASDAQ (subject to certain limitations). Accordingly, holders of the our common stock may be entitled to one vote for each share of common stock held and may have cumulative voting rights in the election of directors. This means that holders are entitled to one vote for each share of common stock held, multiplied by the number of directors to be elected, and the holder may cast all such votes for a single director, or may distribute them among any number of all of the directors to be elected.

                  Our existing directors who are also shareholders, acting in harmony, will be able to elect all of the members of our board of directors even if Section 2115 is applicable.

Dividend Policy.

                  All shares of common stock are entitled to participate proportionally in dividends if our board of directors declares them out of the funds legally available. These dividends may be paid in cash, property or additional shares of common stock. We have not paid any dividends since our inception and presently anticipate that all earnings, if any, will be retained for development of our business. Any future dividends will be at the discretion of our board of directors and will depend upon, among other things, our future earnings, operating and financial condition, capital requirements, and other factors. Therefore, there can be no assurance that any dividends on the common stock will be paid in the future.

Miscellaneous Rights and Provisions.

                  Holders of common stock have no preemptive or other subscription rights, conversion rights, redemption or sinking fund provisions. In the event of our dissolution, whether voluntary or involuntary, each share of common stock is entitled to share proportionally in any assets available for distribution to holders of our equity after satisfaction of all liabilities.

Transfer Agent.

                  Our transfer agent is:

                           Pacific Stock Transfer Company
                           500 E. Warm Springs, Suite 240
                           Las Vegas, Nevada 89119
                           (702) 361-3033
                           (702) 433-1979 (fax)

CUSIP Number.

                  Our CUSIP number is 25702N 10 7

Shares Eligible for Future Sale.

                  As of the date of this report, all of the issued and outstanding shares of the Company's Common Stock currently held by non-affiliates (950,000 shares of Common Stock) should be eligible for sale under Rule 144 promulgated under the Securities Act of 1933, as amended, subject to certain limitations included in said Rule. In general, under Rule 144, a person (or persons whose shares are aggregated), who has satisfied a one year holding period, under certain circumstances, may sell within any three-month period a number of shares which does not exceed the greater of one percent of the then outstanding Common Stock or the average weekly trading volume during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitation by a person who has satisfied a two-year holding period and who is not, and has not been for the preceding three months, an affiliate of the Company.

                  The 950,000 shares of our Common Stock were acquired by non-affiliates on or about October 10, 2001 in a transaction that was exempt from the registration requirements of the Securities Act of 1933, as amended. We relied upon a transactional exemption provided by Section 4(2) and a security exemption provided by Section 3(a)(9) and/or exempt from the registration requirements under Rule 145 in reliance on the exemption provided by Section 4(2). At the time of the series of transactions, we were not a blank check or blind pool company or shell company, our business purpose was defined and we had commenced implementation of our business plan.

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

                  We do not believe that our non-affiliates are promoters and/or underwriters, as that term is defined the Securities Act of 1933, as amended, and Rule 144 promulgated under said Act. Further, the resale provisions of Rule 145 permit the sale of securities if such securities are sold in accordance with the provisions of paragraphs (c), (e), (f) and (g) of Rule 144, discussed above. Rule 144 provides that any person who sells restricted securities shall be deemed not to be engaged in a distribution of such securities and therefore not an underwriter thereof if the sale is made in accordance with all of the provisions of said rule.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                  The discussion contained herein contains "forward- looking statements" that involve risk and uncertainties. These statements may be identified by the use of terminology such as "believes," "expects," "may," "will," "should" or anticipates" or expressing this terminology negatively or similar expressions or by discussions of strategy. The cautionary statements made in this prospectus should be read as being applicable to all related forward-looking statements wherever they appear in this prospectus. Our actual results could differ materially from those discussed in this prospectus.

                  Important factors that could cause or contribute to such differences include those discussed under the caption entitled "Risk Factors," as well as those discussed elsewhere in this Form 10KSB.

Plan Implementation.

                  We are a development stage company with limited operations and no revenues. We are unable to satisfy cash requirements without management's financial support. We anticipate that we will meet our cash requirements for the foreseeable future through the financial support of our management. Management's financial accommodations will be evidenced by non-interest bearing promissory notes between our company and management.

                  Our officers have agreed to fund our "burn rate," and expenses of having us comply with the federal securities laws (and being a public company) and have orally agreed to extend, if required, a "line of credit" in the amount of $10,000, without interest, to implement our marketing plan. The original line of credit expired on August 31, 2002. On March 1, 2003, the officers reinstated the line of credit. This line of credit will expire on December 31, 2003. As of the date hereof, no funds have been drawn down on the line of credit. These agreements may not be enforceable.

                  Over the next twelve months, we plan to market our web sites and we will do domain registration and web hosting sales. We intend to commence the marketing of our web sites on or before September 28, 2003. We will execute our option to extend our agreement with Verio concurrently with the initiation of our marketing program.

                  We will require additional funds to market our web sites. Our cost of maintaining the web sites, without any marketing costs and expense, should not exceed the sum of $80.00 per month. We are obligated during the term of our agreement with Verio in connection with this expense. The officers and directors have agreed to fund our "burn rate," pay off all expenses of having us comply with the federal securities laws (and being a public company) and have orally agreed to extend, if required, a "line of credit" in the amount of $10,000, without interest, to implement our marketing plan. Upon implementation of our marketing plan, we expect that our "burn rate" will increase to approximately $800 per month. Not to exceed $500 per month will be expended for maintaining our web sites and for the strategic listing of our web sites with major search engines. The balance of approximately $300 will be utilized in connection with establishing reciprocal click-through agreements with complementary web sites and for the expenses of having us comply with the federal securities laws. The current line of credit will expire on December 31, 2003. As of the date hereof, no funds have been drawn down on the line of credit. These agreements may not be enforceable. There is no assurance that we will be able to obtain financing for our business development. If adequate funds are not available to us, we believe that our business development will be adversely affected.

                  Our first goal is to complete the development of our web sites. Verio will assist us in designing our web sites. The nature and extent of the development consists of designing a so-called "user-friendly" web site which details the services available and hyperlinks to the more detailed presentation utilized by Verio. We anticipate that our designing of the web sites will occur after we receive the first disbursement of funds and prior to September 28, 2003 at a total cost of not to exceed $1,500. Thereafter, prior to December 30, 2003, we will complete the strategic listing of our web sites with various search engines in order to increase our visibility. We do not anticipate that the initial cost of the strategic listing of our web sites to exceed the sum of $1,000.

                  Upon completion of our strategic listing, the reciprocal click-thru agreements with complimentary web site marketing will commence at an approximate cost of $300 per month. The total month cost will then be approximately $800 per month, including web site maintenance.

                  Sales growth in the six month to twelve-month period after the strategic listing and implementation of the marketing of our web sites is important to our plan of operations. However, there is no assurance that we will be able to generate any sales growth whatsoever. If we do not generate sufficient cash flow to support our operations after we have expended the funds advanced by our current officers and directors, it may be necessary to raise additional capital in order to continue as a going concern. However, there is no assurance that we will be able to raise enough capital to continue in business.

                  We anticipate over the next twelve months, that we will not hire any full or part-time employees, as the services provided by Amy Hadley appear sufficient during the initial growth stage.

                  Our objective will be to market the web sites upon full completion of its development - after we feel it is no longer "under construction. " This marketing strategy is subject to our having sufficient funding to carry out our plan which will include the following elements:

                  1. Strategic listing of our web sites with major search engines in order to increase the visibility of our web sites when users enter applicable keywords, such as "domain registration" and "web site hosting," with major search engines. We believe that many of the people looking for information concerning domain registration and web site hosting will enter those keywords with major search engines in order to find relevant web sites. Our objective will be to ensure that each of our sites is frequently cited by major search engines when these keywords are searched; and

                  2. Reciprocal click-through agreements with complementary web sites who are prepared to allow us to place links to our web sites on their web sites in consideration for us permitting a reciprocal link to their web site on our web site.

                  The exact nature of our marketing plan will depend on a number of factors, including the availability of funds to implement our marketing plan and Internet marketing conditions and practices at the time we complete development of our web sites. We may pursue different marketing strategies from the marketing strategies listed above.

                  Until such time as we market our web sites, if ever, we may not have revenues from our operations. We anticipate that if our web sites are properly marketed, we will generate revenues from the sale of domain registration and web hosting sales. There is no assurance that we will be successful in selling our services on our web sites. We have no other sources of revenue. As such, if we are not successful in this regard, we will be unable to achieve revenues under our current business plan.

                  We do not anticipate significant research and development expenses over the next twelve months. We do not expect to purchase or sell any plant and significant equipment or make any significant changes in the number of employees over the next twelve months.

Financial Condition.

                  We currently have cash of $1,101 and $19,350 in prepaid expenses which constitutes our total assets. We have no other liquid current assets and we have received no revenue from operations. Our web sites may have been accessed by visitors. Our loss from inception through December 31, 2002 is $49,543. Without the implementation of any marketing plan, our current "burn rate" is less than $80 per month. Upon implementation of our marketing plan, we expect that our "burn rate" will increase to approximately $800 per month. Not to exceed $500 per month will be expended for maintaining our web sites and for the strategic listing of our web sites with major search engines. The balance of approximately $300 will be utilized in connection with establishing reciprocal click-through agreements with complementary web site and for the expenses of having us comply with the federal securities laws.

                  For accounting purposes, the acquisition of Bahamas Enterprises, Inc by Suzy-Path, Corp. was treated by us as a reverse acquisition and we acquired all of the assets, liabilities and obligations of Suzy-Path, Corp. The total assets acquired as of December 31, 2001 was $27,551 and the current liabilities were $61,586. The assets were recorded at the lower of cost or fair market value. The excess of cost over net identifiable assets acquired is recorded as goodwill. As at December 31, 2002, the total assets were $22,151 and the current liabilities were $27,551. Officers' advances were $61,596 and $67,594, respectively.

                  Upon the implementation of a marketing plan and upon drawing down a line of credit prior to its expiration, we will be able to satisfy our cash requirements through March 31, 2004.

                  We are unable to predict our future income; accordingly, we do not know when our operating expenses and operating losses will cease and when we will begin reducing our accumulated deficit and commence repayment of the officers' advances.


ITEM 7.  FINANCIAL STATEMENTS.




                           DOMAIN REGISTRATION, CORP.
                          (A Development Stage Company)

                                Financial REPORTS

                                December 31, 2002
                                DECEMBER 31, 2001

                           DOMAIN REGISTRATION, CORP.
                          (A Development Stage Company)

                                    Contents







INDEPENDENT AUDITOR'S REPORT ON THE FINANCIAL STATEMENTS                    F-1
________________________________________________________________________________

FINANCIAL STATEMENTS

   Balance Sheets                                                           F-2

   Statements of Income                                                     F-3

   Statements of Stockholders' Equity                                       F-4

   Statements of Cash Flows                                                 F-5

   Notes to Financial Statements                                         F-6-11
________________________________________________________________________________

                 INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Domain Registration, Corp.
Las Vegas, Nevada


I have audited the accompanying balance sheets of Domain Registration, Corp. (A Development Stage Company) as of December 31, 2002 and December 31, 2001, and the related statements of income, stockholders' equity, and cash flows for the years then ended and the period July 10, 1996 (inception) through December 31, 2002. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Domain Registration, Corp. (A Development Stage Company) as of December 31, 2002 and December 31, 2001 and the results of its operations and cash flows for the years then ended, and the period July 10, 1996 (inception) through December 31, 2002, in conformity with generally accepted accounting principles.

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




Kyle L. Tingle, CPA, LLC

January 24, 2003
Henderson, Nevada

                           DOMAIN REGISTRATION, CORP.
                          (A Development Stage Company)
                                 Balance Sheets


                                                     December 31,   December 31,
                                                         2002           2001
                                                     ____________   ____________


                                     ASSETS

CURRENT ASSETS
     Cash in escrow                                    $  1,101       $  1,101
     Prepaid expenses                                    19,350         24,750
                                                       ________       ________

            Total current assets                       $ 20,451       $ 25,851
                                                       ________       ________

INTANGIBLE ASSETS
     Goodwill, net of amortization (Note 9)            $  1,700       $  1,700
                                                       ________       ________

                   Total assets                        $ 22,151       $ 27,551
                                                       ========       ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable                                  $ 13,500       $ 19,468
     Officers advances (Note 5)                          54,094         42,118
                                                       ________       ________

            Total current liabilities                  $ 67,594       $ 61,586
                                                       ________       ________


STOCKHOLDERS' EQUITY
     Common stock: $.001 par value;
        authorized 50,000,000 shares;
        issued and outstanding:
        4,100,000 shares at December 31, 2001:         $              $  4,100
        4,100,000 shares at December 31, 2002;                           4,100
     Additional Paid In Capital                               0              0
     Accumulated deficit during development stage       (49,543)       (38,135)
                                                       ________       ________

            Total stockholders' equity                 $(45,443)      $(34,035)
                                                       ________       ________

                   Total liabilities and
                   stockholders' equity                $ 22,151       $ 27,551
                                                       ========       ========


See Accompanying Notes to Financial Statements.



                           DOMAIN REGISTRATION, CORP.
                          (A Development Stage Company)
                              Statements of INcome
                            Years Ended December 31,

                                                                                      July 10, 1996
                                                                                      (inception) to
                                                                                       December 31,
                                            2002           2001           2000             2002
                                         __________     __________     __________     ______________

Revenues                                 $        0     $        0     $        0       $        0

Cost of revenue                               1,800            750              0            2,550
                                         __________     __________     __________       __________

           Gross profit                  $   (1,800)    $     (750)    $        0       $   (2,550)

General, selling and
   administrative expenses
      Operating expenses                      9,608         11,099          7,213           45,264
      Reduction in goodwill (Note 9)              0          1,729              0            1,729
                                         __________     __________     __________       __________
           Operating (loss)              $  (11,408)    $  (12,828)    $   (7,213)      $  (49,543)

Nonoperating income (expense)                     0              0              0                0
                                         __________     __________     __________       __________

   Net (loss)                            $  (11,408)    $  (13,578)    $   (7,213)      $  (49,543)
                                         ==========     ==========     =========        ==========


   Net (loss) per share, basic
   and diluted (Note 2)                  $    (0.00)    $    (0.00)    $    (0.00)      $    (0.02)
                                         ==========     ==========     =========        ==========

   Average number of shares
   of common stock outstanding            4,100,000      2,554,795      2,100,000        2,482,090
                                         ==========     ==========     ==========       ==========




See Accompanying Notes to Financial Statements.



                           DOMAIN REGISTRATION, CORP.
                          (A Development Stage Company)
                       StatementS of stockholders' equity



                                                                                 Accumulated
                                                                                  (Deficit)
                                             Common Stock         Additional       During
                                         ____________________      Paid-In       Development
                                          Shares       Amount      Capital          Stage
                                         _________     ______     __________     ___________

Balance, December 31, 1999               2,100,000     $2,100        $  0         $(17,344)

Net (loss), December 31, 2000                                                       (7,213)
                                         _________     ______        ____         ________

Balance, December 31, 2000               2,100,000     $2,100        $  0         $(24,557)

Issuance of stock in merger with
   Suzy-Path Corp.                       2,000,000      2,000           0

Net (loss) December 31, 2001                                                       (13,578)
                                         _________     ______        ____         ________

Balance, December 31, 2001               4,100,000     $4,100        $  0         $(38,135)

Net (loss) December 31, 2002                                                       (11,408)
                                         _________     ______        ____         ________

Balance, December 31, 2002               4,100,000     $4,100        $  0         $(49,543)
                                         =========     ======        ====         ========



See Accompanying Notes to Financial Statements.



                           DOMAIN REGISTRATION, CORP.
                          (A Development Stage Company)
                            StatementS of cash flows
                            Years Ended December 31,

                                                                                        July 10, 1996
                                                                                        (inception) to
                                                                                         December 31,
                                                     2002          2001        2000         2002
                                                   ________     ________    ________    ______________

Cash Flows From
Operating Activities
    Net (loss)                                     $(11,408)    $(13,578)    $7,213)      $(49,543)
    Adjustments to reconcile net (loss)
    to cash (used in) operating activities:
       Reduction in goodwill                              0        1,729          0          1,729
    Changes in assets and liabilities
       (Increase) decrease in prepaid assets          5,400      (24,750)         0        (19,350)
       Increase (decrease) in accounts payable       (5,968)      19,468          0         13,500
       Increase in officer advances                  11,976       19,661      7,213         54,094
                                                   ________     ________     ______       ________

         Net cash (used in)
            operating activities                   $      0     $  2,530     $    0       $    430
                                                   ________     ________     ______       ________

Cash Flows From
Investing Activities
    Acquisition  of businesses, net of cash        $      0     $ (4,530)    $    0       $ (4,530)
                                                   ________     ________     ______      ________

Cash Flows From
Financing Activities
    Cash received in acquisition                   $      0     $  1,101     $    0       $  1,101
    Issuance of common stock                              0        2,000          0          4,100
                                                   ________     ________     ______       ________

         Net cash provided by
            financing activities                   $      0     $  3,101     $    0       $  5,201
                                                   ________     ________     ______       ________

         Net increase (decrease)
            in cash                                $      0     $      0     $    0       $  1,101

Cash, beginning of period                             1,101            0          0       $      0
                                                   ________     ________     ______       ________
Cash, end of period                                $  1,101     $  1,101     $    0       $  1,101
                                                   ========     ========     ======       ========




See Accompanying Notes to Financial Statements.

                           DOMAIN REGISTRATION, CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000


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

                           DOMAIN REGISTRATION, CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000


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

CASH

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2002, 2001 and 2000.

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

                           DOMAIN REGISTRATION, CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000


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

                           DOMAIN REGISTRATION, CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000

NOTE 3.  STOCKHOLDERS' EQUITY (continued)

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 4,100,000 for December 31, 2002, 2,554,795 for December 31, 2001, 2,100,000 for December 31, 2000 and 2,482,090 since inception. As of December 31, 2002 and since inception, the Company had no dilutive potential common shares.

NOTE 4.  INCOME TAXES

There is no provision for income taxes for the period ended December 31, 2002, due to the net loss and no state income tax in Nevada, the state of the Company's domicile and operations. The Company's total deferred tax asset as of December 31, 2001 is as follows:

             Net operating loss carry forward            $  49,543
             Valuation allowance                         $ (49,543)
                                                         _________
             Net deferred tax asset                      $       0

The net federal operating loss carry forward will expire between 2016 and 2022. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

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

                           DOMAIN REGISTRATION, CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000


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

Pursuant to SFAS No. 141, "Business Combinations," the transaction was treated as a reverse acquisition by Bahamas Enterprises, Inc., whereby the assets acquired and liabilities were recorded at their fair market value. The excess of cost over net identifiable assets acquired is reflected as goodwill. The allocation of the purchase price was as follows:

             Cash                               $  1,501
             Prepaid assets                       13,050
             Investment in subsidiary             15,000
             Goodwill                                949
                                                ________
                                                  30,500

             Officer payable                      15,000
             Accounts payable                     13,500
                                                ________
                                                  28,500
                                                ________
                                                $  2,000
                                                ========

             Share consideration                $  2,000
                                                 =======

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

                           DOMAIN REGISTRATION, CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000


NOTE 8.  BUSINESS COMBINATIONS (continued)

                  Prepaid expenses                   $ 13,050
                  Goodwill                              2,480
                                                     --------
                                                     $ 15,530

                  Officer payable                         530

                  Elimination of investment of
                    subsidiary                         15,000
                                                     --------
                                                     $ 15,530
                                                     ========

                  Share consideration                $      0
                                                      =======


NOTE 9.  INTANGIBLE ASSETS, INCLUDING GOODWILL

         The components of intangible assets are as follows:

         Goodwill $                                     3,429

         Reduction  of Goodwill and
              other long-lived assets                  (1,729)
                                                     ---------

                                                     $  1,700
                                                     ========

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                  There have been neither changes nor any disagreements with the accountants or the accountant's findings.


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors, Officers, Promoters and Control Persons.

                  The members of the Board of Directors of the Company serve until the next annual meeting of the stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. Information as to the directors and executive officers of the Company is as follows:

         Name                    Ages               Position
         ____                    ____               ________

         Amy Hadley               41         President/Director

         Scott Curtis Nilson      28         Secretary/Treasurer Director

         Felicia May Nilson       30         Director

                  The principal occupation and business experience during the last five years for each of the present directors and executive officers of the Company are as follows:

                  AMY HADLEY

                  Amy Hadley has been a major shareholder of the Company since October 10, 2001 and is the President and a director of the Company. From 1990 to the present, she has been employed as a Technical Support Specialist for NORAD. She has been responsible for project support, presentation, setup, graphics design and research and development in synthetic warfare, demonstration support and SAF operations (computer war gaming). She is also the owner of ANG Enterprises, a boutique website design firm providing layout, uploading and maintenance of customer websites.

                  STUART CURTIS NILSON

                  Stuart Curtis Nilson has been a major shareholder of the Company since 1996 and has been the Secretary, Treasurer and a director since 1999. From 1994 to the present, York International has employed him in connection with the evaluation, design and fabrication of duct and pipe systems for existing projects, as well as for new projects.

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

                  There are no agreements or understandings for any officer or director of the Company to resign at the request of another person and none of the officers or directors is acting on behalf of or will act at the direction of any other person.

Section 16(a) Beneficial Ownership Reporting Compliance.

                  Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and holders of more than 10% of our common stock to file with the Securities and Exchange Commission reports regarding their ownership and changes in ownership of the common stock. We believe that from Bahamas Enterprises, Inc. inception through its merger of October 9, 2001 with us and through December 31, 2002, the end of our current fiscal year, our officers, directors and 10% stockholders complied with all
Section 16(a) filing requirements, with the exception of one report for Amy Hadley on a Form 3. She did not timely report the receipt of her 2,000,000 shares. Stuart Curtis Nilson, Felicia May Nilson and Vickie L. Andre each filed a Form 3 as an officer, director and as a holder of more than 10% of common stock of Bahamas Enterprises, Inc., a predecessor issuer to our Company on July 13, 1999. We have been informed that Amy Hadley intends to file a Form 3, although Section 16(a) contains no provisions allowing an insider to file a late report. All information that would have been contained in the Form 3 of Amy Hadley was contained in the timely filed Form 8K12G filed on October 25, 2001 with the Securities and Exchange Commission and this information remains unchanged as of the date hereof. In making these statements, we have relied upon an examination of a copy of the Form 3s provided to us and the representations of each of our directors and officers.

                  Notwithstanding the above disclosure, the Company has checked the box provided on the cover page of this Form to indicate that there is no disclosure in this form of reporting person delinquencies in response to Item 405 of Regulation S-B.


ITEM 10. EXECUTIVE COMPENSATION.

                  No executive compensation has been paid since our inception. We have paid no compensation or consulting fees to any of our officers or directors and we are not a party to any employment agreements. We have made no advances and no advances are contemplated to be made by us to any of our officers or directors. We have not reimbursed any of our officers and directors for out-of-pocket expenses since our inception. We have no retirement, pension, profit sharing or stock option plans or insurance or medical reimbursement plans covering our officers and directors and we do not contemplate implementing any such plans. Although each of the officers is technically an employee, except for Amy Hadley, none of the officers spent more than two hours per month developing our business. No value has been assigned to any of the services performed by our officers (employees) and no compensation will be awarded to, earned by, or paid to these officers. Amy Hadley is now the only officer who serves as an employee and is the only person who provides services to us in connection with the implementation of our plan of operation. We do contemplate, however, that any officer and director will be entitled to reimbursement for out of pocket expenditures for activities on our behalf. There are no transactions between us and any third party wherein the purpose of the transaction is to furnish compensation to any of our officers and directors. We do not anticipate any compensation to be paid to any officer and director for the fiscal year ended December 31, 2003.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Security Ownership of Certain Beneficial Owners.

                  The following table sets forth the security and beneficial ownership for each class of equity securities of the Company for any person who is known to be the beneficial owner of more than five percent of the Company.

                  Name and                  Amount and
                  Address of                Nature of
                  Beneficial                Beneficial        Percent
Title of Class       Owner                    Owner           of Class
______________________________________________________________________

Common            Felicia May Nilson          Record   500,000  12.195%
                  7901 High Stream Avenue
                  Las Vegas, Nevada 89130

Common            Stuart Curtis Nilson        Record   600,000  14.634%
                  7901 High Stream Avenue
                  Las Vegas, Nevada 89130

Common            Vickie L. Andre             Record   350,000   8.536%
                  945 W. Cantebria Drive
                  Gilbert, Arizona 85233

Common            Amy Hadley                  Record 2,000,000  48.780%
                  334 N. Cuyamaca Street
                  El Cajon, CA 92020

Common            All Beneficial                     3,450,000  84.145%
                  Owners as a Group
                  (four [4] individuals)

                  The total of the Company's outstanding Common Shares are held by 26 persons.

Security Ownership of Management.

                  The following table sets forth the ownership for each class of equity securities of the Company owned beneficially and of record by all directors and officers of the Company.

                  Name and                  Amount and
                  Address of                Nature of
                  Beneficial                Beneficial        Percent
Title of Class       Owner                    Owner           of Class
______________________________________________________________________

Common            Felicia May Nilson          Record   500,000  12.195%
                  7901 High Stream Avenue
                  Las Vegas, Nevada 89130

Common            Stuart Curtis Nilson        Record   600,000  14.634%
                  7901 High Stream Avenue
                  Las Vegas, Nevada 89130

Common            Amy Hadley                  Record 2,000,000  48.780%
                  334 N. Cuyamaca Street
                  El Cajon, CA 92020

Common            All Officers and                   3,100,000  75.930%
                  Directors as a Group
                  (three [3] individuals)

Ownership and Change in Control.

                  Felicia May Nilson and Stuart Curtis Nilson are husband and wife. Accordingly, each may be deemed the owner of the other's Common Stock. In the aggregate, the Nilsons would own 950,000 shares of our Common Stock or 23.17% of our issued and outstanding Common Stock. However, each has currently disclaimed any beneficial ownership in the Common Stock owned by the other.

                  There are currently no arrangements that would result in a change in our control.


ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                  There have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-B.

                  Other than the sale and issuance of the shares of stock of Suzy-Path, Corp. to its sole shareholder and the capital contribution by the then sole shareholder of Suzy-Path, Corp. to Domain Registration, Corp. in connection with the formation of Domain Registration, Corp. and the series of transactions which we had with Bahamas Enterprises, Inc and the executory agreement to provide added financing, we have not entered into any transactions with our officers, directors, persons nominated for such positions, beneficial owners of five (5%) percent or more of our common stock, or family members of such persons. We are not a subsidiary of any other company.

                  Our officers and directors may be deemed to be promoters, as that term is defined in the federal securities laws. See Item 11 above for the ownership in us by each of our officers and directors.

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

                  The following documents are filed as part of this report:

                  23.1 Consent of Kyle L. Tingle, CPA.
                  99.1 Certification by Amy Hadley
                  99.2 Certification by Scott Curtis Nilson

                        SIGNATURES


          Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Company has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 27, 2003          DOMAIN REGISTRATION, CORP.

                              By: /s/ AMY HADLEY
                                  ________________________
                                  Amy Hadley
                                  President

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 27, 2003          DOMAIN REGISTRATION, CORP.

                              By: /s/ AMY HADLEY
                                  ________________________
                                  Amy Hadley
                                  President

                                     CERTIFICATIONS

I, Amy Hadley, certify that:


1. I have reviewed this annual report on Form 10-KSB of Domain Registration, Corp;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15 d-14) for the registrant and we have:

   (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

   (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

   (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                              /s/ AMY HADLEY
                                              ___________________________
                                                  Amy Hadley
                                                  President

Date: March 27, 2003

I, Scott Curtis Nilson, certify that:

1. I have reviewed this annual report on Form 10-KSB of Domain Registration, Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15 d-14) for the registrant and we have:

   (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

   (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

   (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

   (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                         /s/ SCOTT CURTIS NILSON
                                         ________________________
                                             Scott Curtis Nilson
                                             Treasurer (Chief Financial Officer)


Date: March 27, 2003