Form 10QSB
period 2003-03-31
DOMAIN REGISTRATION  CORP
filed 2003-05-20
CIK 1080908

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003.

                                        OR

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION FROM _______ TO ________.

                        COMMISSION FILE NUMBER 000-25487


                           DOMAIN REGISTRATION, CORP.
                         ______________________________
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


                                       N/A
                              _____________________
                 (Former name, former address and former fiscal
                      year, if changed since last report.)

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

         At March 31, 2003, there were outstanding 4,100,000 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes / /   No /X/

                                     PART I

                              FINANCIAL INFORMATION

Item I.   Financial Statements

                           DOMAIN REGISTRATION, CORP.
                          (A Development Stage Company)

                                FINANCIAL REPORTS

                                 MARCH 31, 2003
                                DECEMBER 31, 2002

                           DOMAIN REGISTRATION, CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                                    CONTENTS







INDEPENDENT AUDITOR'S REPORT ON THE FINANCIAL STATEMENTS                   F-1
______________________________________________________________________________

FINANCIAL STATEMENTS

   Balance Sheets                                                          F-2

   Statements of Income                                                    F-3

   Statements of Stockholders' Equity                                      F-4

   Statements of Cash Flows                                                F-5

   Notes to Financial Statements                                    F-6 - F-11
______________________________________________________________________________

                          INDEPENDENT AUDITOR'S REPORT


         To the Board of Directors
         Domain Registration, Corp.
         Las Vegas, Nevada


         I have audited the accompanying balance sheets of Domain Registration, Corp. (A Development Stage Company) as of March 31, 2003 and December 31, 2002, and the related statements of income, stockholders' equity, and cash flows for the three months ended March 31, 2003 the years ended December 31, 2002 and the period July 10, 1996 (inception) through March 31, 2003. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

         In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Domain Registration, Corp. (A Development Stage Company) as of March 31, 2003, December 31, 2002 and the results of its operations and cash flows for the three months ended March 31, 2003 the years ended December 31, 2002 and the period July 10, 1996 (inception) through March 31, 2003, in conformity with generally accepted accounting principles.

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




         Kyle L. Tingle, CPA, LLC

         May 9, 2003
         Henderson, Nevada



                           DOMAIN REGISTRATION, CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS


                                                                            March 31,     December 31,
                                                                                 2003             2002
                                                                        _____________     ____________

                                     ASSETS

          CURRENT ASSETS
               Cash  in escrow                                          $       1,101     $      1,101
               Prepaid expenses                                                18,000           19,350
                                                                        _____________     ____________

                      Total current assets                              $      19,101     $     20,451
                                                                        _____________     ____________
          INTANGIBLE ASSETS
               Goodwill, net of amortization (Note 9)                   $       1,700     $      1,700
                                                                        _____________     ____________
                             Total assets                               $      20,801     $     22,151
                                                                        =============     ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
          CURRENT LIABILITIES
               Accounts payable                                         $      14,569     $     13,500
               Officers advances (Note 5)                                      54,669           54,094
                                                                        _____________     ____________

                      Total current liabilities                         $      69,238     $     67,594
                                                                        _____________     ____________

          STOCKHOLDERS' EQUITY
               Common stock: $.001 par value;
                  authorized 50,000,000 shares;
                  issued and outstanding:
                  4,100,000 shares at December 31, 2002:                $                 $      4,100
                  4,100,000 shares at March 31, 2003;                           4,100
               Additional Paid In Capital                                           0                0
               Accumulated deficit during development stage                   (52,537)         (49,543)
                                                                        _____________     ____________
                      Total stockholders' equity                        $     (48,437)    $    (45,443)
                                                                        _____________     ____________
                             Total liabilities and
                             stockholders' equity                       $      20,801     $     22,151
                                                                        =============     ============


         See Accompanying Notes to Financial Statements.



                           DOMAIN REGISTRATION, CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF INCOME


                                                                                                                   July 10, 1996
                                                     Three months ended                  Years Ended               (inception) to
                                                 March 31,        March 31,     December 31,      December 31,        March 31,
                                                      2003             2002             2002              2001             2003
                                            ______________    _____________     ____________     _____________     ____________
       Revenues                             $            0    $           0     $          0     $           0     $          0

       Cost of revenue                                 450              450            1,800               750            3,000
                                            ______________    _____________     ____________     _____________     ____________

                  Gross profit              $         (450)   $        (450)    $     (1,800)    $        (750)    $     (3,000)

       General, selling and
          administrative expenses
             Operating expenses                      2,544            2,810            9,608            11,099           47,808
             Reduction in goodwill (Note 9)              0                0                0             1,729            1,729
                                            ______________    _____________     ____________     _____________     ____________
                  Operating (loss)          $       (2,994)   $      (3,260)    $    (11,408)    $     (13,578)    $    (52,537)

       Nonoperating income (expense)                     0                0                0                 0                0
                                            ______________    _____________     ____________     _____________     ____________

          Net (loss)                        $       (2,994)   $      (3,260)    $    (11,408)    $     (13,578)    $    (52,537)
                                            ==============    =============     ============     =============     ============

          Net (loss) per share, basic
          and diluted (Note 2)              $       (0.00)    $      (0.00)     $     (0.00)      $     (0.01)     $      (0.02)
                                            ==============    =============     ============     =============     ============
          Average number of shares
          of common stock outstanding            4,100,000        4,100,000        4,100,000         2,554,795        2,541,889
                                            ==============    =============     ============     =============     ============


         See Accompanying Notes to Financial Statements.



                           DOMAIN REGISTRATION, CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDERS' EQUITY



                                                                                                              Accumulated
                                                                                                               (Deficit)
                                                                Common Stock                Additional          During
                                                        ______________________________        Paid-In         Development
                                                             Shares          Amount           Capital            Stage
                                                        _____________     ____________     _____________     ____________



          Balance, December 31, 1999                        2,100,000     $      2,100     $           0     $    (17,344)

          Net (loss), December 31, 2000                                                                            (7,213)
                                                        _____________     ____________     _____________     ____________

          Balance, December 31, 2000                        2,100,000     $      2,100     $           0     $    (24,557)

          Issuance of stock in merger with
             Suzy-Path Corp.                                2,000,000            2,000                 0

          Net (loss) December 31, 2001                                                                            (13,578)
                                                        _____________     ____________     _____________     ____________

          Balance, December 31, 2001                        4,100,000     $      4,100     $           0     $    (38,135)

          Net (loss) December 31, 2002                                                                            (11,408)
                                                        _____________     ____________     _____________     ____________

          Balance, December 31, 2002                        4,100,000     $      4,100     $           0     $    (49,543)

          Net loss, January 1, 2003
             through March 31, 2003                                                                                (2,994)
                                                        _____________     ____________     _____________     ____________

          Balance, March 31, 2003                           4,100,000     $      4,100     $           0     $    (52,537)
                                                        =============     ============     =============     ============


         See Accompanying Notes to Financial Statements.



                           DOMAIN REGISTRATION, CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS



                                                                                                                   July 10, 1996
                                                     Three months ended                  Years Ended              (inception) to
                                                 March 31,        March 31,     December 31,     December 31,         March 31,
                                                      2003             2002             2002              2001             2003
                                            ______________    _____________     ____________     _____________     ____________

         Cash Flows From
         Operating Activities
             Net (loss)                     $       (2,994)   $      (3,260)    $    (11,408)    $     (13,578)    $    (52,537)
             Adjustments to reconcile net
                (loss) to cash (used in)
                operating activities:
                Reduction in goodwill                    0                0                0             1,729            1,729
             Changes in assets and liabilities
                (Increase) decrease
                   in prepaid assets                 1,350            1,350            5,400           (24,750)         (18,000)
                Increase in accounts payable         1,069            1,410           (5,968)           19,468           14,569
                Increase in officer advances           575              500           11,976            19,661           54,669
                                            ______________    _____________     ____________     _____________     ____________

                  Net cash (used in)
                     operating activities   $            0    $           0     $          0     $       2,530     $        430
                                            ______________    _____________     ____________     _____________     ____________
         Cash Flows From
         Investing Activities
             Acquisition  of businesses,
               net of cash                  $            0    $           0     $          0     $      (4,530)    $     (4,530)
                                            ______________    _____________     ____________     _____________     ____________
         Cash Flows From
         Financing Activities
             Cash received in acquisition   $            0    $           0     $          0     $       1,101     $      1,101
             Issuance of common stock                    0                0                0             2,000            4,100
                                            ______________    _____________     ____________     _____________     ____________

                  Net cash provided by
                     financing activities   $            0    $           0     $          0     $       3,101     $      5,201
                                            ______________    _____________     ____________     _____________     ____________
                  Net increase (decrease)
                     in cash                $            0    $           0     $          0     $       1,101     $      1,101

         Cash, beginning of period                   1,101            1,101            1,101                 0     $          0
                                            ______________    _____________     ____________     _____________     ____________

         Cash, end of period                $        1,101    $       1,101     $      1,101     $       1,101     $      1,101
                                            ==============    =============     ============     =============     ============


         See Accompanying Notes to Financial Statements.

                           DOMAIN REGISTRATION, CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      MARCH 31, 2003 AND DECEMBER 31, 2002


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

                           DOMAIN REGISTRATION, CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      MARCH 31, 2003 AND DECEMBER 31, 2002


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

                           DOMAIN REGISTRATION, CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      MARCH 31, 2003 AND DECEMBER 31, 2002


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

                           DOMAIN REGISTRATION, CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      MARCH 31, 2003 AND DECEMBER 31, 2002

NOTE 3.  STOCKHOLDERS' EQUITY (CONTINUED)

         Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 4,100,000 and 4,100,000 for the three months ended March 31, 2003 and 2002, respectively; 4,100,000 and 2,554,795 for the years ended December 31, 2002 and 2001, respectively and 2,541,889 since inception. As of March 31, 2003 and since inception, the Company had no dilutive potential common shares.

NOTE 4.  INCOME TAXES

         There is no provision for income taxes for the period ended March 31, 2003, due to the net loss and no state income tax in Nevada, the state of the Company's domicile and operations. The Company's total deferred tax asset as of March 31, 2003 is as follows:

                  Net operating loss carry forward            $       52,537
                  Valuation allowance                         $      (52,537)
                                                              ______________

                  Net deferred tax asset                      $            0

         The net federal operating loss carry forward will expire between 2016 and 2023. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

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

                           DOMAIN REGISTRATION, CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      MARCH 31, 2003 AND DECEMBER 31, 2002

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

                           DOMAIN REGISTRATION, CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      MARCH 31, 2003 AND DECEMBER 31, 2002

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

                  Over the next twelve months, we plan to market our web site and we will do domain registration and web hosting sales. We will require additional funds to market our web site. Our cost of maintaining the web site, without any marketing costs and expense, should not exceed the sum of $80.00 per month. We are obligated through September 27, 2003 to Verio in connection with this expense. The officers and directors have agreed to fund our "burn rate," pay expenses of having us comply with the federal securities laws (and being a public company) and have orally agreed to extend, if required, a "line of credit" in the amount of $10,000, without interest, to implement our marketing plan. Upon implementation of our marketing plan, we expect that our "burn rate" will increase to approximately $800 per month. Not to exceed $500 per month will be expended for maintaining our web site and for the strategic listing of our web site with major search engines. The balance of approximately $300 will be utilized in connection with establishing reciprocal click-through agreements with complementary web site and for the expenses of having us comply with the federal securities laws. The line of credit had expired on August 31, 2002. On March 1, 2003, a replacement line of credit was established and this line of credit will expire on December 31, 2003. Today, no funds have been drawn down on the line of credit. These agreements may not be enforceable. There is no assurance that we will be able to obtain financing for our business development. If adequate funds are not available to us, we believe that our business development will be adversely affected.

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

Liquidity - Financial Condition.

                  We currently have cash of approximately $1,101 and $18,000 in prepaid expenses that constitutes our total assets, exclusive of good will, net of amortization of $1,700. We have no other liquid current assets and we have received no revenue from operations. Our web site has been accessed by visitors and we may have sales pending. Our loss from inception through March 31, 2003 was $52,537 and from January 1, 2003 through March 31, 2003 was $2,994.

                  We have had no revenues in the three months ending March 31, 2003 or in the three months ended March 31, 2002. During the three months ending March 31, 2003, we incurred expenses of $2,994 as compared to the three months ended March 31, 2002 of $3,260 or a decreased of $266.

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

                  We have officer's advances of $54,669 from inception to March 31, 2003.


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


                                     PART II

                                OTHER INFORMATION

Item 1 - Legal Proceedings ...............................................None

Item 2 - Changes in the Rights of the Company's
         Security Holders ................................................None

Item 3 -.Defaults by the Company on its
         Senior Securities ...............................................None

Item 4 - Submission of Matter to Vote of Security
         Holders .........................................................None

Item 5 - Other Information

Board Meeting.

                  Our board held two meetings during the current quarter, each were special meetings by written consent.

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


Item 6 -  Exhibits and Reports on Form 8-K

                  There were no reports on Form 8-K filed during the quarter for which this report is filed. The following exhibit is filed with this report:

                  23.1 Consent of Kyle L. Tingle, CPA.
                  99.1 Certification of Amy Hadley
                  99.2 Certification of Scott Curtis Nilson


                          SIGNATURES AND CERTIFICATIONS

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 20, 2003           DOMAIN REGISTRATION, CORP.


                              By: /s/ AMY HADLEY
                                 ___________________________
                                      Amy Hadley
                                      President and Director


                              By: /s/ Scott Curtis Nilson
                                 __________________________________
                                      Scott Curtis Nilson
                                      Treasurer and Chief Financial
                                      Officer and Director

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


Date:  May 20, 2003                                /s/ AMY HADLEY
                                                   ___________________________
                                                       Amy Hadley
                                                       Chief Executive Officer
                                                       and Director
                                                       Domain Registration Corp.

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


Date:  May 20, 2003                                /s/ SCOTT CURTIS NILSON
                                                   ___________________________
                                                       Scott Curtis Nilson
                                                       Treasurer and Chief
                                                       Financial Officer and
                                                       Director
                                                       Domain Registration Corp.