Form 10QSB
period 2003-06-30
DOMAIN REGISTRATION  CORP
filed 2003-08-13
CIK 1080908

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003.

                                            OR

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION FROM _______ TO ________.

                        COMMISSION FILE NUMBER 000-25487


                           DOMAIN REGISTRATION, CORP.
                         _____________________________
        (Exact Name of Small Business Issuer as Specified in its Charter)


              NEVADA                             88-0409159
   ________________________________         ___________________
   (State or other jurisdiction of           (I.R.S. Employer
    incorporation or organization)          Identification No.)


  6767 W. Tropicana Avenue, Suite 207
         LAS VEGAS, NEVADA                      89103
________________________________________      ____________
(Address of principal executive offices)       (Zip code)

Issuer's telephone number: (702) 248-1047


                                       N/A
                                       ____
                 (Former name, former address and former fiscal
                      year, if changed since last report.)

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

         At June 30, 2003, there were outstanding 4,100,000 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes / /   No /X/

                                     PART I

                              FINANCIAL INFORMATION

Item I.   Financial Statements

                           DOMAIN REGISTRATION, CORP.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                                  JUNE 30, 2003
                                DECEMBER 31, 2002







                           DOMAIN REGISTRATION, CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                                    CONTENTS







INDEPENDENT AUDITOR'S REPORT ON THE FINANCIAL STATEMENTS                    F-1
_______________________________________________________________________________

FINANCIAL STATEMENTS

   Balance Sheets                                                           F-2

   Statements of Income                                               F-3 - F-4

   Statements of Stockholders' Equity                                       F-5

   Statements of Cash Flows                                           F-6 - F-7

   Notes to Financial Statements                                      F-8 - F-13
_______________________________________________________________________________

                          INDEPENDENT AUDITOR'S REPORT


         To the Board of Directors
         Domain Registration, Corp.
         Las Vegas, Nevada


         I have audited the accompanying balance sheets of Domain Registration, Corp. (A Development Stage Company) as of June 30, 2003 and December 31, 2002, and the related statements of income, stockholders' equity, and cash flows for the three months ended June 30, 2003, the six months ended June 30, 2003, the year ended December 31, 2002 and the period July 10, 1996 (inception) through June 30, 2003. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

         I conducted my audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

         In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Domain Registration, Corp. (A Development Stage Company) as of June 30, 2003, December 31, 2002 and the results of its operations and cash flows for the three months ended June 30, 2003, the six months ended June 30, 2003, the year ended December 31, 2002 and the period July 10, 1996 (inception) through June 301, 2003, in conformity with generally accepted accounting principles.

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

         August 4, 2003
         Henderson, Nevada


                           DOMAIN REGISTRATION, CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS


                                                                          June 30,     December 31,
                                                                              2003             2002
                                                                     _____________     ____________

                                     ASSETS

          CURRENT ASSETS
               Cash  in escrow                                       $       1,101      $     1,101
               Prepaid expenses                                             16,650           19,350
                                                                     _____________     ____________

                      Total current assets                           $      17,751      $    20,451
                                                                     _____________     ____________
          INTANGIBLE ASSETS
               Goodwill, net of amortization                         $       1,700      $     1,700
                                                                     _____________     ____________
                             Total assets                            $      19,451      $    22,151
                                                                     =============     ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

          CURRENT LIABILITIES
               Accounts payable                                      $      13,500      $    13,500
               Officers advances                                            57,197           54,094
                                                                     _____________     ____________

                      Total current liabilities                      $      70,697      $    67,594
                                                                     _____________     ____________

          STOCKHOLDERS' EQUITY
               Common stock: $.001 par value;
                  authorized 50,000,000 shares;
                  issued and outstanding:
                  4,100,000 shares at December 31, 2002:             $                  $     4,100
                  4,100,000 shares at June 30, 2003;                         4,100
               Additional Paid In Capital                                        0                0
               Accumulated deficit during development stage                (55,346)         (49,543)
                                                                     _____________     ____________
                      Total stockholders' equity                     $     (51,246)     $   (45,443)
                                                                     _____________     ____________
                             Total liabilities and
                             stockholders' equity                    $      19,451      $    22,151
                                                                     =============     ============


                 See Accompanying Notes to Financial Statements.



                           DOMAIN REGISTRATION, CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF INCOME


                                                                       Three months ended                  Six months ended
                                                                   June 30,         June 30,          June 30,         June 30,
                                                                       2003             2002              2003             2002
                                                              _____________     ____________     _____________      ___________

       Revenues                                               $           0     $          0     $           0      $         0

       Cost of revenue                                                  450              450               900              900
                                                              _____________     ____________     _____________      ___________

                  Gross loss                                  $        (450)    $       (450)    $        (900)     $      (900)

       General, selling and
         administrative expenses
             Operating expenses                                       2,359            2,810             4,903            5,620
                                                              _____________     ____________     _____________      ___________
                  Operating loss                              $      (2,809)    $     (3,260)    $      (5,803)     $    (6,520)

       Nonoperating income (expense)                                      0                0                 0                0
                                                              _____________     ____________     _____________      ___________

          Net loss                                            $      (2,809)    $     (3,260)    $      (5,803)     $    (6,520)
                                                              =============     ============     =============     ============

          Net loss per share, basic
          and diluted                                         $       (0.00)    $      (0.00)     $      (0.00)     $     (0.00)
                                                              =============     ============     =============     ============


          Average number of shares
          of common stock outstanding                             4,100,000        4,100,000         4,100,000        4,100,000
                                                              =============     ============     =============     ============



                 See Accompanying Notes to Financial Statements.



                           DOMAIN REGISTRATION, CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF INCOME


                                                                                                                  July 10, 1996
                                                                                         Years Ended             (inception) to
                                                                                December 31,      December 31,         June 30,
                                                                                        2002              2001             2003
                                                                                ____________     _____________     ____________
       Revenues                                                                 $          0     $           0      $         0

       Cost of revenue                                                                 1,800               750            3,450
                                                                                ____________     _____________     ____________

                  Gross profit                                                  $     (1,800)    $        (750)     $    (3,450)

       General, selling and
         administrative expenses
             Operating expenses                                                        9,608            11,099           50,167
             Reduction in goodwill                                                         0             1,729            1,729
                                                                                ____________     _____________     ____________
                  Operating loss                                                $    (11,408)    $     (13,578)     $   (55,346)

       Nonoperating income (expense)                                                       0                 0                0
                                                                                ____________     _____________     ____________

          Net loss                                                              $    (11,408)    $     (13,578)     $   (55,346)
                                                                                ============     ==============    ============



          Net loss per share, basic
          and diluted                                                           $      (0.00)    $       (0.01)     $     (0.02)
                                                                                ============     =============     ============


          Average number of shares
          of common stock outstanding                                              4,100,000         2,554,795        2,598,021
                                                                                ============     =============     ============


                 See Accompanying Notes to Financial Statements.


                           DOMAIN REGISTRATION, CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                                                    Accumulated
                                                                                                                     (Deficit)
                                                                       Common Stock               Additional           During
                                                              _______________________________        Paid-In        Development
                                                                   Shares          Amount            Capital          Stage
                                                              _____________     _____________    ______________    _____________

          Balance, December 31, 1999                              2,100,000     $      2,100     $           0     $    (17,344)

          Net loss, December 31, 2000                                                                                    (7,213)
                                                              _____________     _____________    ______________    _____________

          Balance, December 31, 2000                              2,100,000     $      2,100     $           0     $    (24,557)

          Issuance of stock in merger with
             Suzy-Path Corp.                                      2,000,000            2,000                 0

          Net loss December 31, 2001                                                                                    (13,578)
                                                              _____________     _____________    ______________    _____________

          Balance, December 31, 2001                              4,100,000     $      4,100     $           0     $    (38,135)

          Net loss, December 31, 2002                                                                                   (11,408)
                                                              _____________     _____________    ______________    _____________

          Balance, December 31, 2002                              4,100,000     $      4,100     $           0     $    (49,543)

          Net loss June 30, 2003                                                                                         (5,803)
                                                              _____________     _____________    ______________    _____________

          Balance, June 30, 2003                                  4,100,000     $      4,100     $           0     $    (55,346)
                                                              =============     ============     =============     =============

         See Accompanying Notes to Financial Statements.


                           DOMAIN REGISTRATION, CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS



                                                                      Three months ended                    Six months ended
                                                                   June 30,         June 30,          June 30,         June 30,
                                                                       2003             2002              2003             2002
                                                              _____________     ____________     _____________     ____________


         Cash Flows From
         Operating Activities
             Net loss                                         $      (2,809)    $     (3,260)    $      (5,803)    $     (6,520)
             Adjustments to reconcile
                net loss to cash (used in) operating
                activities:
             Changes in assets and liabilities
                Decrease in prepaid assets                            1,350            1,350             2,700            2,700
                Increase (decrease) in accounts payable              (1,069)           1,825                 0            3,235
                Increase in officer advances                          2,528               85             3,103              585
                                                              _____________     ____________     _____________     ____________

                  Net cash (used in)
                     operating activities                     $           0     $          0     $           0     $          0
                                                              _____________     ____________     _____________     ____________


         Cash Flows From
         Investing Activities
                  Net cash provided by
                    investing activities                      $           0     $          0     $           0     $          0
                                                              _____________     ____________     _____________     ____________


         Cash Flows From
         Financing Activities
                  Net cash provided by
                    financing activities                      $           0     $          0     $           0     $          0
                                                              _____________     ____________     _____________     ____________


                  Net increase (decrease)
                     in cash                                  $           0     $          0     $           0     $          0


         Cash, beginning of period                                    1,101            1,101             1,101     $      1,101
                                                              _____________     ____________     _____________     ____________


         Cash, end of period                                  $       1,101     $      1,101     $       1,101     $      1,101
                                                              =============     ============     =============     ============

         See Accompanying Notes to Financial Statements.



                           DOMAIN REGISTRATION, CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS



                                                                                                                  July 10, 1996
                                                                                          Years Ended            (inception) to
                                                                                December 31,     December 31,          June 30,
                                                                                        2002              2001             2003
                                                                                ____________     _____________     ____________

         Cash Flows From
         Operating Activities
             Net loss                                                           $    (11,408)    $     (13,578)    $    (55,346)
             Adjustments to reconcile net loss to cash (used in) operating activities:
                Reduction in goodwill                                                      0             1,729            1,729
             Changes in assets and liabilities
                (Increase) decrease
                   in prepaid assets                                                   5,400           (24,750)         (16,650)
                Increase (decrease) in accounts payable                               (5,968)           19,468           13,500
                Increase in officer advances                                          11,976            19,661           57,197
                                                                                ____________     _____________     ____________

                  Net cash (used in)
                     operating activities                                       $          0     $       2,530     $        430
                                                                                ____________     _____________     ____________
         Cash Flows From
         Investing Activities
             Acquisition  of businesses,
               net of cash                                                      $          0     $      (4,530)    $     (4,530)
                                                                                ____________     _____________     ____________


                  Net cash used in
                     investing activities                                       $          0     $       3,101     $      5,201
                                                                                ____________     _____________     ____________


         Cash Flows From
         Financing Activities
             Cash received in acquisition                                       $          0     $       1,101     $      1,101

             Issuance of common stock                                                      0             2,000            4,100
                                                                                ____________     _____________     ____________

                  Net cash provided by
                     financing activities                                       $          0     $       3,101     $      5,201
                                                                                ____________     _____________     ____________


                  Net increase (decrease)
                     in cash                                                    $          0     $       1,101     $      1,101


         Cash, beginning of period                                                     1,101                 0     $          0
                                                                                ____________     _____________     ____________


         Cash, end of period                                                    $      1,101     $       1,101     $      1,101
                                                                                ============     =============     ============



         See Accompanying Notes to Financial Statements.

                           DOMAIN REGISTRATION, CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                       JUNE 30, 2003 AND DECEMBER 31, 2002


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

                           DOMAIN REGISTRATION, CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                       JUNE 30, 2003 AND DECEMBER 31, 2002


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

         CASH

         For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of June 30, 2003 and December 31, 2002.

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

                           DOMAIN REGISTRATION, CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                       JUNE 30, 2003 AND DECEMBER 31, 2002


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

                           DOMAIN REGISTRATION, CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                       JUNE 30, 2003 AND DECEMBER 31, 2002

NOTE 3.  STOCKHOLDERS' EQUITY (CONTINUED)

         Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 4,100,000 and 4,100,000 for the three months ended June 30, 2003 and 2002, respectively; 4,100,000 and 4,100,000 for the six months ended June 30, 2003 and 2002, respectively; 4,100,000 and 2,554,795 for the years ended December 31, 2002 and 2001, respectively and 2,598,021 since inception. As of June 30, 2003 and since inception, the Company had no dilutive potential common shares.

NOTE 4.  INCOME TAXES

         There is no provision for income taxes for the period ended June 30, 2003, due to the net loss and no state income tax in Nevada, the state of the Company's domicile and operations. The Company's total deferred tax asset as of June 30, 2003 is as follows:

                  Net operating loss carry forward         $           55,346
                  Valuation allowance                      $          (55,346)
                                                           ___________________

                  Net deferred tax asset                   $                0

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

                           DOMAIN REGISTRATION, CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                       JUNE 30, 2003 AND DECEMBER 31, 2002

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

         Pursuant to SFAS No. 141, "Business Combinations," the transaction was treated as a reverse acquisition by Bahamas Enterprises, Inc., whereby the assets acquired and liabilities were recorded at their fair market value. The excess of cost over net identifiable assets acquired is reflected as goodwill. The allocation of the purchase price was as follows:

                  Cash                               $            1,501
                  Prepaid assets                                 13,050
                  Investment in subsidiary                       15,000
                  Goodwill                                          949
                                                     __________________
                                                                 30,500

                  Officer payable                                15,000
                  Accounts payable                               13,500
                                                     __________________
                                                                 28,500
                                                     __________________
                                                     $            2,000
                                                     ==================

                  Share consideration                $            2,000
                                                      =================

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

                           DOMAIN REGISTRATION, CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                       JUNE 30, 2003 AND DECEMBER 31, 2002

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

Generally.

                  We are a referral agent and we collect a selling commission for referring customers who purchase Verio, Inc.'s ("Verio") domain registration services, web hosting services and e-commerce services. We are a development stage company with limited operations and revenues. We may be unable to satisfy cash requirements without management's financial support. We anticipate that we will meet our cash requirements for the foreseeable future through the financial support of our management. Management's future financial accommodations will be evidenced by non-interest bearing promissory notes between our company and management. No promissory notes are currently in effect.

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

                  Our objective will be to market the web site upon full completion of its development - after we feel it is no longer "under construction." This marketing strategy is subject to our having sufficient funding to carry out our plan that will include the following elements:

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

Liquidity - Financial Condition.

                  We currently have cash of approximately $1,101 and $16,650 in prepaid expenses that constitutes our total assets, exclusive of good will, net of amortization of $1,700. We have no other liquid current assets and we have received no revenue from operations. Our web site has been accessed by visitors and we may have sales pending. Our loss from inception through June 30, 2003 was $55,346 and from January 1, 2003 through June 30, 2003 was $5,803.

                  We have had no revenues in the six months ending June 30, 2003 or in the six months ended June 30, 2002. During the six months ending June 30, 2003, we incurred expenses of $4,903 as compared to the six months ended June 30, 2002 of $6,502 or a decrease of $1,617.

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

                  We have officer's advances of $57,197 from inception to June 30, 2003.


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


                                     PART II

                                OTHER INFORMATION

Item 1 -          Legal Proceedings ..................................None


Item 2 -          Changes in the Rights of the Company's
                  Security Holders ...................................None

Item 3 -          Defaults by the Company on its
                  Senior Securities ..................................None

Item 4 -          Submission of Matter to Vote of Security
                  Holders ............................................None

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


Item 6 -          Exhibits and Reports on Form 8-K

                  There were no reports on Form 8-K filed during the quarter for which this report is filed. The following exhibits are filed with this report:

                  23.1   Consent of Kyle L. Tingle, CPA.

                  31.1 Certification of the Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  32.1 Certification of the Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                    SIGNATURE

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 13, 2003                    DOMAIN REGISTRATION, CORP.


                                          By: /s/ AMY HADLEY
                                             __________________________
                                                  Amy Hadley, President