Form 10QSB
period 2003-09-30
DOMAIN REGISTRATION  CORP
filed 2003-11-18
CIK 1080908

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003.

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


                   Issuer's telephone number: (702) 248-1027


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

         At September 30, 2003, there were outstanding 4,100,000 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes [ ]   No [X]

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS















                           DOMAIN REGISTRATION, CORP.
                          (A Development Stage Company)

                                FINANCIAL REPORTS

                               SEPTEMBER 30, 2003
                                DECEMBER 31, 2002

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

   Statements of Cash Flows                                               F-6-7

   Notes to Financial Statements                                          F-8-13
________________________________________________________________________________

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Domain Registration, Corp.
Las Vegas, Nevada


I have audited the accompanying balance sheets of Domain Registration, Corp. (A Development Stage Company) as of September 30, 2003 and December 31, 2002, and the related statements of income, stockholders' equity, and cash flows for the three months ended September 30, 2003, the nine months ended September 30, 2003, the year ended December 31, 2002 and the period July 10, 1996 (inception) through September 30, 2003. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Domain Registration, Corp. (A Development Stage Company) as of September 30, 2003, December 31, 2002 and the results of its operations and cash flows for the three months ended September 30, 2003, the nine months ended September 30, 2003, the year ended December 31, 2002 and the period July 10, 1996 (inception) through September 30, 2003, in conformity with generally accepted accounting principles.

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

The accompanying consolidated financial statements for the year ended December 31, 2001 have been restated as discussed in Note 2.



Kyle L. Tingle, CPA, LLC

November 13, 2003
Henderson, Nevada



                           DOMAIN REGISTRATION, CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS


                                                        September 30,     December 31,
                                                                 2003             2002
                                                        _____________     ____________

                                     ASSETS

CURRENT ASSETS
     Cash                                                 $  1,101          $  1,101
     Prepaid expenses                                       15,300            19,350
                                                          ________          ________
            Total current assets                          $ 16,401          $ 20,451
                                                          ________          ________
                   Total assets                           $ 16,401          $ 20,451
                                                          ========          ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable                                     $ 13,500          $ 13,500
     Officers advances (Note 5)                             58,210            54,094
                                                          ________          ________
            Total current liabilities                     $ 71,710          $ 67,594
                                                          ________          ________


STOCKHOLDERS' EQUITY
     Common stock: $.001 par value;
        authorized 50,000,000 shares;
        issued and outstanding:
        4,100,000 shares at December 31, 2002:            $                 $  4,100
        4,100,000 shares at September 30, 2003;              4,100
     Additional Paid In Capital                                  0                 0
     Accumulated deficit during development stage          (59,409)          (51,243)
                                                          ________          ________
            Total stockholders' equity                    $(55,309)         $(47,143)
                                                          ________          ________
                   Total liabilities and
                   stockholders' equity                   $ 16,401          $ 20,451
                                                          ========          ========


          See Accompanying Notes to Financial Statements.







                           DOMAIN REGISTRATION, CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF INCOME


                                            Three months ended                   Nine months ended
                                      _______________________________     _______________________________
                                      September 30,     September 30,     September 30,     September 30,
                                               2003              2002              2003              2002
                                      _____________     _____________     _____________     _____________

Revenues                               $         0       $         0       $         0       $         0
Cost of revenue                                  0                 0                 0                 0
                                       ___________       ___________       ___________       ___________
            Gross profit               $         0       $         0       $         0       $         0


 General, selling and
    administrative expenses
       Operating expenses                    2,363             2,501             8,166             9,021
                                       ___________       ___________       ___________       ___________
            Operating (loss)           $    (2,363)      $    (2,501)      $    (8,166)      $    (9,021)

 Nonoperating income (expense)                   0                 0                 0                 0
                                       ___________       ___________       ___________       ___________
    Net (loss)                         $    (2,363)      $    (2,501)      $    (8,166)      $    (9,021)
                                       ===========       ===========       ===========       ===========

    Net (loss) per share, basic
    and diluted (Note 2)               $     (0.00)      $     (0.00)      $     (0.00)      $     (0.00)
                                       ===========       ===========       ===========       ===========
    Average number of shares
    of common stock outstanding          4,100,000         4,100,000         4,100,000         4,100,000
                                       ===========       ===========       ===========       ===========


                 See Accompanying Notes to Financial Statements.





                           DOMAIN REGISTRATION, CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF INCOME


                                              Years Ended              July 10, 1996
                                     _____________________________     (inception) to
                                     December 31,     December 31,     September 30,
                                             2002             2001          2003
                                     ____________     ____________     ______________

Revenues                              $        0       $        0        $        0

Cost of revenue                                0                0                 0
                                      __________       __________        __________

           Gross profit               $        0       $        0        $        0

General, selling and
   administrative expenses
      Operating expenses                  11,408           15,278            59,409
                                      __________       __________        __________

           Operating (loss)           $  (11,408)      $  (15,278)       $  (59,409)

Nonoperating income (expense)                  0                0                 0
                                      __________       __________        __________

   Net (loss)                         $  (11,408)      $  (15,278)       $  (59,409)
                                      ==========       ==========        ==========

   Net (loss) per share, basic
   and diluted (Note 2)               $    (0.01)      $    (0.01)       $    (0.02)
                                      ==========       ==========

   Average number of shares
   of common stock outstanding         4,100,000        2,554,795         2,650,802
                                      ==========       ==========        ==========


         See Accompanying Notes to Financial Statements.






                           DOMAIN REGISTRATION, CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                  Accumulated
                                                                                  (Deficit)
                                            Common Stock           Additional     During
                                       _______________________     Paid-In        Development
                                        Shares          Amount     Capital        Stage
                                       _________        ______     __________     ___________

Balance, December 31, 1999             2,100,000        $2,100     $        0      $ (17,344)

Net (loss), December 31, 2000                                                         (7,213)
                                       _________        ______     __________      _________

Balance, December 31, 2000             2,100,000        $2,100     $        0      $ (24,557)

Issuance of stock in merger with
   Suzy-Path Corp.                     2,000,000         2,000              0

Net (loss) December 31, 2001                                                         (15,278)
                                       _________        ______     __________      _________

Balance, December 31, 2001             4,100,000        $4,100     $        0      $ (39,835)

Net (loss), December 31, 2002                                                        (11,408)
                                       _________        ______     __________      _________

Balance, December 31, 2002             4,100,000        $4,100     $        0      $ (51,243)

Net (loss) September 30, 2003                                                         (8,166)
                                       _________        ______     __________      _________

Balance, September 30, 2003            4,100,000        $4,100     $        0      $ (59,409)
                                       =========        ======     ==========      =========


See Accompanying Notes to Financial Statements.






                           DOMAIN REGISTRATION, CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS



                                                           Three months ended                   Nine months ended
                                                     _______________________________     _______________________________
                                                     September 30,     September 30,     September 30,     September 30,
                                                              2003              2002              2003              2002
                                                     _____________     _____________     _____________     _____________

Cash Flows From
Operating Activities
    Net (loss)                                         $ (2,363)         $ (2,501)    $      (8,166)         $ (9,021)

    Adjustments to reconcile
       net (loss) to cash (used in)
       operating activities:
    Changes in assets and liabilities
       (Increase) decrease
          in prepaid assets                               1,350             1,350             4,050             4,050
       Increase (decrease) in accounts payable                0            (9,203)                0            (5,968)
       Increase in officer advances                       1,013            10,354             4,116            10,939
                                                       ________          ________          ________          ________
         Net cash (used in)
            operating activities                       $      0          $      0          $      0          $      0
                                                       ________          ________          ________          ________
Cash Flows From
Investing Activities
    Acquisition  of businesses,
      net of cash                                      $      0          $      0          $      0          $      0
                                                       ________          ________          ________          ________
Cash Flows From
Financing Activities
    Cash received in acquisition                       $      0          $      0          $      0          $      0
    Issuance of common stock                                  0                 0                 0                 0
                                                       ________          ________          ________          ________
         Net cash provided by
            financing activities                       $      0          $      0          $      0          $      0
                                                       ________          ________          ________          ________
         Net increase (decrease)
            in cash                                    $      0          $      0          $      0          $      0

Cash, beginning of period                                 1,101             1,101             1,101          $  1,101
                                                       ________          ________          ________          ________
Cash, end of period                                    $  1,101          $  1,101          $  1,101          $  1,101
                                                       ========          ========          ========          ========


                 See Accompanying Notes to Financial Statements.






                           DOMAIN REGISTRATION, CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS


                                              Years Ended              July 10, 1996
                                     _____________________________     (inception) to
                                     December 31,     December 31,     September 30,
                                             2002             2001          2003
                                     ____________     ____________     ______________

Cash Flows From
Operating Activities
    Net (loss)                        $  (11,408)      $  (15,278)       $  (59,409)
    Adjustments to reconcile
    net (loss) to cash (used in)
    operating activities:
    Changes in assets and liabilities
       (Increase) decrease
          in prepaid assets                5,400          (24,750)          (15,300)
       Increase in accounts payable       (5,968)          19,648            13,500
       Increase in officer advances       11,976           19,661            58,210
                                      __________       __________        __________

         Net cash (used in)
            operating activities      $        0       $     (899)       $   (2,999)
                                      __________       __________        __________
Cash Flows From
Investing Activities                  $        0       $        0        $        0
                                      __________       __________        __________
Cash Flows From
Financing Activities
    Issuance of common stock                   0            2,000             4,100
                                      __________       __________        __________
         Net cash provided by
            financing activities      $        0       $    2,000        $    4,100
                                      __________       __________        __________

         Net increase (decrease)
            in cash                   $        0       $    1,101        $    1,101

Cash, beginning of period                  1,101                0        $        0
                                      __________       __________        __________

Cash, end of period                   $    1,101       $    1,101        $    1,101
                                      ==========       ==========        ==========


         See Accompanying Notes to Financial Statements.


                                      F-7


                           DOMAIN REGISTRATION, CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                    SEPTEMBER 30, 2003 AND DECEMBER 31, 2002


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

MERGER BETWEEN SUZY-PATH, CORP. AND BAHAMAS ENTERPRISES, INC.

On September 27, 2001, the Articles and Plan of Merger of Bahamas Enterprises, Inc. ("Bahamas"), a Nevada corporation, combining Bahamas into Suzy-Path, Corp. ("Suzy-Path"), a Nevada Corporation was adopted. This plan was effective with the filing of the document with the State of Nevada on October 9, 2001. Through the agreement, each outstanding share of Bahamas was automatically converted to one share of Suzy-Path and the shares of Suzy-Path were reconstituted on the basis of 100 shares for each original share of Suzy-Path. The transaction results in 4,100,000 shares of Suzy-Path. Suzy-Path assumed all liabilities and obligations of Bahamas. Based on the terms of the merger agreement, through Rule 12g-3(a) of the general rules and regulations of the Securities Exchange Act of 1934, as amended, Suzy-Path became the surviving entity for reporting purposes to the Securities and Exchange Commission.

For accounting purposes, the acquisition of Bahamas by Suzy-Path was treated as a reverse acquisition. Suzy-Path was considered as the acquirer for accounting purposes. The financial statements are those of Suzy-Path and its operations since its inception of July 10, 1996. All information in the accompanying financial statements was restated to reflect this transaction.

MERGER BETWEEN DOMAIN REGISTRATION, CORP. AND SUZY-PATH, CORP.

On September 27, 2001, Suzy-Path adopted the Articles and Plan of Merger of Suzy-Path, Corp., a Nevada corporation, into Domain Registration, Corp. ("Domain"), a Nevada Corporation. Domain was a wholly owned subsidiary of Suzy-Path. This plan was effective with the filing of the document with the State of Nevada on October 10, 2001. Through the agreement, each outstanding share of Suzy-Path was converted to one share of Domain. Each of the shareholders of Suzy-Path exchanged his or her stock for the stock of Domain. Domain assumed all assets, liabilities and obligations of Suzy-Path. Based on the terms of the merger agreement, through Rule 12g-3(a) of the rules promulgated under the Securities Exchange Act of 1934, as amended, Domain became the surviving entity for reporting purposes to the Securities and Exchange Commission.

For accounting purposes, the acquisition of Suzy-Path, Corp. by Domain Registration, Corp is treated as an exchange of equity of entities of common control. Domain was considered as the acquirer. The financial statements are those of the combined Domain and Suzy-Path with Bahamas and its operations since its inception of July 10, 1996. All information in the accompanying financial statements was restated to reflect this transaction.

                           DOMAIN REGISTRATION, CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                    SEPTEMBER 30, 2003 AND DECEMBER 31, 2002


NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES

RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In 2003, the Company determined that the accounting treatment of the merger transactions described in Note 1 was incorrect. In 2001, the Company treated the mergers as business acquisitions using the purchase method of accounting as described by SFAS No. 141, "Business Combinations." Upon subsequent review of the transactions, this was determined to be incorrect. Business combinations under SFAS No. 141 applies to the acquisition of a business. Bahamas Enterprises, Inc. was a non-operating public shell corporation, and therefore, not a business.

The second transaction was also restated. The merger occurred between a parent and wholly-owned subsidiary. The parent and subsidiary were consolidated for financial purposes. The transaction was corrected to reflect the same financial data in the merged reporting as appeared in the consolidated financial statements.

Unless otherwise expressly stated, all financial information in this Annual Report on Form 10-K is presented inclusive of these revisions.

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

CASH

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of September 30, 2003 and December 31, 2002.

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

                           DOMAIN REGISTRATION, CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                    SEPTEMBER 30, 2003 AND DECEMBER 31, 2002


NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUES AND COST OF SALES

Revenues are recognized as incurred. Anticipated revenues will be from the registration of domain names through the website domain registration agreement with Verio, Inc. As of September 30, 2003, the Company had not registered any domain names through the websites. Cost of sales is the monthly cost of web hosting through Verio, Inc. When the Company records revenues through the websites, the cost of the website will recorded as cost of sales. Since the Company has not recorded revenues from registration of domain names, the cost of the websites have been reclassified as operating expenses.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149 (SFAS 149), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends SFAS 133 to provide clarification on the financial accounting and reporting for derivative instruments and hedging activities and requires similar accounting treatment for contracts with comparable characteristics. We do not believe the adoption of SFAS 149, effective primarily for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003, will have a material effect on our financial statements.

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150 (SFAS 150), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 addresses financial accounting and reporting for certain financial instruments with characteristics of both liabilities and equity. This statement requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. As required by SFAS 150, we will adopt this new accounting standard effective July 1, 2003. We do not believe the adoption of SFAS 150 will have a material impact on our financial statements.

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

                           DOMAIN REGISTRATION, CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                    SEPTEMBER 30, 2003 AND DECEMBER 31, 2002

NOTE 3.  STOCKHOLDERS' EQUITY (CONTINUED)

Through the merger with Suzy-Path, Corp. as described in Note 1 to the financial statements, the accounting predecessor to the Company issued 2,000,000 shares of common stock for each share outstanding of Suzy-Path, Corp.

Based upon Rule 12g-3(a) of the rules promulgated under the Securities Exchange Act of 1934, as amended, Domain Registration, Corp. became the surviving entity for reporting purposes to the Securities and Exchange Commission. Based upon the terms of the merger agreement, the 4,100,000 issued and outstanding shares of Suzy-Path, Corp. were automatically converted the same number of to shares in Domain Registration, Corp. Based upon the merger agreement, each outstanding share of Suzy-Path, Corp. was to be converted to one share of Domain Registration, Corp. Each of the shareholders of Suzy-Path, Corp. exchanged his or her stock for the stock of the Company. Domain Registration, Corp. was organized July 31, 2001 under the laws of the State of Nevada. The Company authorized 50,000,000 shares of common stock.

The Company has not authorized any preferred stock.

NET LOSS PER COMMON SHARE

Net loss per share is calculated in accordance with SFAS No. 128, "EARNINGS PER SHARE." The weighted-average number of common shares outstanding during each period is used to compute basic loss per share. Diluted loss per share is computed using the weighted averaged number of shares and dilutive potential common shares outstanding. Dilutive potential common shares are additional common shares assumed to be exercised. Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 4,100,000 and 4,100,000 for the three months ended September 30, 2003 and 2002, respectively; 4,100,000 and 4,100,000 for the nine months ended September 30, 2003 and 2002, respectively; 4,100,000 and 2,554,795 for the years ended December 31, 2002 and 2001, respectively and 2,650,802 since inception. As of September 30, 2003 and since inception, the Company had no dilutive potential common shares.

NOTE 4.  INCOME TAXES

There is no provision for income taxes for the period ended September 30, 2003, due to the net loss and no state income tax in Nevada, the state of the Company's domicile and operations. The Company's total deferred tax asset as of September 30, 2003 is as follows:

       Net operating loss carry forward            $  55,980
       Valuation allowance                         $ (55,980)
                                                   _________

       Net deferred tax asset                      $       0

The net federal operating loss carry forward will expire between 2016 and 2022. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

                           DOMAIN REGISTRATION, CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                    SEPTEMBER 30, 2003 AND DECEMBER 31, 2002


NOTE 4.  INCOME TAXES (CONTINUED)

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

NOTE 8.  BUSINESS COMBINATIONS

MERGER BETWEEN SUZY-PATH, CORP. AND BAHAMAS ENTERPRISES, INC.

Bahamas Enterprises, Inc. is a reporting company to the Security and Exchange Commission under the Securities Exchange Act of 1934, as amended. Suzy-Path, Corp. owned a domain name and maintained a web site for customers to register domain names and referral of web hosting services through a contact with Verio, Inc. The merger resulted in the direct acquisition of the assets comprising a going business.

Transactions pursuant to SFAS No. 141, "Business Combinations," require the acquisition of a business entity. Bahamas Enterprises, Inc. was a non-operating public shell corporation, and therefore, not a business. For reporting purposes, the transaction is treated as a capital transaction where the acquiring corporation issued stock for the net monetary assets of the shell corporation, accompanied by a recapitalization. The accounting is similar in form to a reverse acquisition, except that goodwill or other intangibles are not recorded. The combination was recorded as follows:

                           DOMAIN REGISTRATION, CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                    SEPTEMBER 30, 2003 AND DECEMBER 31, 2002


NOTE 8.  BUSINESS COMBINATIONS (CONTINUED)


                                            Suzy-Path Corp.     Bahamas Enterprises     Merged Companies
                                            _______________     ___________________     ________________

         Cash                                  $  1,376             $       0              $   1,376
         Prepaid assets                          13,050                     0                 13,050
         Investment in subsidiary                15,000                     0                 1,5000
                                               ________             _________              _________
         Total Assets                            29,426                     0                 29,426

         Officer payable                         15,000                26,588                 41,588
         Accounts payable                        13,500                 1,599                 15,099
                                               ________             _________              _________
         Total Liabilities                       28,500                28,187                 56,687
                                               ________             _________              _________

         Common Stock                             2,000                 2,100                  4,100
         Accumulated deficit                     (1,074)              (30,287)               (31,361)
                                               ________             _________              _________
         Shareholders' equity (deficit)        $    926             $ (28,187)             $ (27,261)
                                               ========             =========              =========



MERGER BETWEEN DOMAIN REGISTRATION, CORP. AND SUZY-PATH, CORP.

Domain Registration, Corp. was a wholly-owned subsidiary of Suzy-Path, Corp. It also owned domain names and maintained a web site for customers to register domain names through a contact with Verio, Inc. The merger resulted in the direct acquisition of the assets comprising a going business.

Suzy-Path, Corp and Domain Registration reported on a consolidated basis. Domain Registration, Corp. issued one share of Domain Registration, Corp. stock for each share of stock in Suzy-Path, Corp. The purpose of the transaction was to acquire the assets of Suzy-Path, Corp. Domain Registration, Corp. then cancelled the sole share of ownership held by Suzy-Path, Corp. Domain Registration, Corp. has elected to be the surviving entity for reporting purposes.

SFAS No. 141, "Business Combinations," does not apply to the transaction as both entities were under common control. In accordance with APB No. 16 the merger was treated as an exchange of equity of entities under common control where the merged financial statements of Domain Registration, Corp. where the consolidated financial statements of Suzy-Path, Corp. and subsidiaries, are included with Domain Registration, Corp. as if the transaction had occurred at the beginning of the reporting period.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         The discussion contained herein contains "forward-looking statements" that involve risk and uncertainties. These statements may be identified by the use of terminology such as "believes," "expects," "may," "should" or anticipates" or expressing this terminology negatively or similar expressions or by discussions of strategy. The cautionary statements made in this Form 10QSB should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10QSB. Our actual results could differ materially from those discussed in this Form 10QSB.

Generally.

         We are a referral agent and we collect a selling commission for referring leads who may become customers and purchase from Verio, Inc.'s ("Verio") domain registration services, web hosting services and e-commerce services.

         We are a development stage company with limited operations and revenues. We may be unable to satisfy our cash requirements without management's financial support.

         The officers and directors have agreed to fund our "burn rate," pay off all offering expenses and expenses of having us comply with the federal securities laws (and being a public company) and have orally agreed to extend, if required, a "line of credit" in the amount of $10,000, without interest, to implement our marketing plan. [We define "burn rate" as the amount of money that we spend or pay out or the obligation to pay is incurred by us. It does not take into account the source of the money and does not take into account whether the money spent or the obligation incurred is a capital expenditure or an expense. It is cash at the beginning and cash at the end. The burn rate can change as additional obligations are incurred.]

Plan of Operation.

         Over the next twelve months, we plan to market our web sites and we intend to refer to Verio leads and prospective customers for Verio's domain registration and web hosting referral business obtained through our web sites. We are parties to a non-exclusive sales representative agreement (WARP program) to solicit sales of Verio's services. We intend to commence the marketing of our web sites on or before December 31, 2003.

         We will require additional funds to market our web sites. Our cost of maintaining our web sites, without any marketing costs and expense, should not exceed the sum of $80.00 per month. We were obligated through September 28, 2003 to Verio in connection with the WARP program and this expense. We are now obligated to Verio through September 28, 2004. We had requested a one-year extension and on October 28, 2003, Verio orally confirmed that they would maintain us in the WARP program. We may request up to two additional one year extensions of the agreement provided we make each such extension request in writing not more than 180 days and not less than 90 days before the expiration of the then current term.

         Upon implementation of our marketing plan, we expect that our "burn rate" will increase to approximately $800 per month. Not to exceed $500 per month will be expended for maintaining our web sites and for the strategic listing of our web sites with major search engines. The balance of approximately $300 will be utilized in connection with establishing reciprocal click-through agreements with complementary web sites and for the expenses of having us comply with the federal securities laws. The current line of credit will expire on December 31, 2003 and will be repaid on or after December 31, 2004. As of the date hereof, no funds have been drawn down on the line of credit. We intend to draw down funds on the line of credit prior to December 31, 2003. These agreements may not be enforceable. There is no assurance that we will be able to obtain financing for our business development. If adequate funds are not available to us, we believe that our business development will be adversely affected.

         Our first goal is to complete the development of our web sites. Verio will assist us in designing our web sites. The nature and extent of the development consists of designing a so-called "user-friendly" web sites that details the services available and hyperlinks to the more detailed presentation utilized by Verio. We had originally anticipated that our designing of the web sites would occur after we receive the first disbursement of funds and prior to

September 28, 2003 at a total cost of not to exceed $1,500, with the strategic listing of the to occur prior to December 30, 2003. We now intend to commence the designing of the web sites on or before December 31, 2003.

         Our primary web site will be http://www.e-domainregistrationcorp.com and the other web sites will direct or hyperlink or point the viewer to the primary web site. Thereafter, prior to March 31, 2004, we will complete the strategic listing of our web sites with various search engines in order to increase our visibility. We do not anticipate that the initial cost of the strategic listing of our web sites to exceed the sum of $1,000.

         Upon completion of our strategic listing, the reciprocal click-thru agreements with complimentary web site marketing will commence at an approximate cost of $300 per month. The total monthly cost will then be approximately $800 per month, including web site maintenance.

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

         In the event that we do not have sufficient funds advanced by our current officers and directors, we will need additional financing to implement our business plan. We have no present plans, proposals, arrangements or understandings with respect to the sale and issuance of additional securities or the obtaining of additional loans or obtaining other financial accommodations; however, we will be required to develop a financing strategy which will involve an additional offering of our securities or the obtaining of funds to commence our marketing strategy. If we do not raise additional capital or secure loans, we will be required to determine if our domain names have inherent intangible value with us selling our names or seeking a business opportunity with a company doing domain registration and web hosting who may desire our domain names or wind up and dissolve. We do not presently intend to engage in a merger or acquisition with an unidentified company or companies and we intend to pursue our business plan. In addition, although we have a commitment from the officers and directors to provide federal securities law compliance funding, we will need to determine whether or not we will continue to file periodic reports in the event our obligation to file the reports is not required under the Securities Exchange Act of 1934, as amended.

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

         Until such time as we market our web sites, if ever, we may not have revenues from our operations. We anticipate that if our web sites are properly marketed, we will generate revenues from the referrals to Verio for domain registration and web hosting sales. There is no assurance that we will be successful in marketing our referral services on our web sites. We have no other sources of revenue. As such, if we are not successful in this regard, we will be unable to achieve revenues under our business plan.

         We do not anticipate significant research and development expenses over the next twelve months. We do not expect to purchase or sell any plant and significant equipment or make any significant changes in the number of employees over the next twelve months.


Financial Condition.

         Our auditor's going concern opinion and the notation in the financial statements indicate that we do not have significant cash or other material assets and that we are relying on advances from stockholders, officers and directors to meet limited operating expenses. We do not have sufficient cash or other material assets or do we have sufficient operations or an established source of revenue to cover our operational costs that would allow us to continue as a going concern. We are insolvent in that we are unable to pay our debts in the ordinary course of business as they become due. Our financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts and classification of liabilities that might result should we be unable to continue as a going concern.

         We are unable to predict our future income; accordingly, we do not know when our operating expenses and operating losses will cease and when we will begin reducing our accumulated deficit and commence repayment of the officers' advances.

         Until such time as we market our web site, if ever, we may not have revenues from our operations. We anticipate that if our web site is properly marketed, we will generate revenues from the referral for sale of domain registration and web hosting to Verio. There is no assurance that we will be successful in marketing our services on our web site. We have no other sources of revenue. As such, if we are not successful in this regard, we will be unable to achieve revenues under our business plan.

         We do not anticipate significant research and development expenses over the next twelve months. We do not expect to purchase or sell any plant and significant equipment or make any significant changes in the number of employees over the next twelve months.


Restated Financial Statements.

         We have determined that the accounting treatment of the merger transaction between Bahamas Enterprises, Inc. and Suzy-Path, Corp. was incorrect. On October 9, 2001, we treated the merger of these entities as a business acquisition using the purchase method of accounting as described by SFAS No. 141, "Business Combinations." Upon subsequent review of the transaction, this was determined to be an incorrect treatment.

         Business combinations under SFAS No. 141 apply to the acquisition of a business. Bahamas Enterprises, Inc. was a non-operating public shell corporation, and therefore, not a business. For reporting purposes, the transaction is treated as a capital transaction where the acquiring corporation issued stock for the net monetary assets of the shell corporation, accompanied by a recapitalization. The accounting is similar in form to a reverse acquisition, except that goodwill or other intangibles are not recorded.

         In addition, on October 10, 2001, we had a business combination that occurred between Suzy-Path, Corp., our parent corporation, and us, as a wholly owned subsidiary. The parent and subsidiary were consolidated for financial purposes. SFAS No. 141, "Business Combinations," does not apply to the transaction as both entities were under common control. In accordance with APB No. 16 the merger was treated as an exchange of equity of entities under common control where the merged financial statements of Domain Registration, Corp. were the consolidated financial statements of Suzy-Path, Corp. and subsidiaries, are included with Domain Registration, Corp. all as if the business transaction had occurred at the beginning of the reporting period.

         Prior to the restatement of the financial statements, the goodwill, as of December 31, 2001 and December 31, 2002, net of amortization was $1,700. As of December 31, 2002, prior to the restatement of the financial statements, the accumulated deficit during the development stage was $49,543 and the correct restated accumulated deficit during the development stage is now $51,243, or an increase of $1,700.

         We intend to supply to all shareholders of record this Form 10QSB reflecting the restated financial statements and the other information contained in this report.


Liquidity and Operational Results.

         We have limited assets and liquidity. As of September 30, 2003, we had cash of approximately $1,101 and $15,300 in prepaid expenses. As a result of the restatement of our financial statements, no goodwill or other intangible assets are reflected. This resulted in a reduction of our total assets by $1,700 of goodwill and an increase of the accumulated deficit by $1,700.

         Our loss from inception through September 30, 2003 was $59,409 and from January 1, 2003 through September 30, 2003 was $8,166. Our loss for the three months ended September 30, 2003 and September 30, 2002 was $2,363 and $2,501, respectively. Our loss for the nine months ended September 30, 2003 and September 30, 2002 was $8,166 and $9,021, respectively.

         As of September 30, 2003, we had total liabilities of $71,710 and we had a negative net worth of $55,309

         We have had no revenues in the three months and nine months ending September 30, 2003 or in the three months and nine months ended September 30, 2002. During the nine months ending September 30, 2003, we incurred expenses of $8,161 as compared to the nine months ended September 30, 2002 of $9,021 or a decreased of $855.

         We have officer's advances of $58,210 from inception to September 30, 2003. The officer's advances as of December 31, 2002 were $54,094. The officer's advances during the nine months ending September 30, 2003 were $4,116.

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


ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company has not considered nor conducted any research concerning qualitative and quantitative market risk.


ITEM 4.  EVALUATION OF DISCLOSURE ON CONTROLS AND PROCEDURES.

         Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this Form 10QSB (and the financial statements contained in the report), our president and treasurer have determined that the our current disclosure controls and procedures are effective.

         There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) or any other factors during the quarter of the fiscal year ended September 30, 2003, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.


                                     PART II

                                OTHER INFORMATION

Item 1 - Legal Proceedings .................................................None

Item 2 - Changes in the Rights of the Company's
                  Security Holders .........................................None

Item 3 - Defaults by the Company on its
         Senior Securities .................................................None

Item 4 - Submission of Matter to Vote of Security
         Holders ...........................................................None

Item 5 - Other Information.

Board Meeting.

         Our board held three meetings during the current quarter, which were special meetings by written consent.


Audit Committee.

         Our board of directors has not established an audit committee. In addition, we do not have any other compensation or executive or similar committees. We will not, in all likelihood, establish an audit committee until such time as the Company generates a positive cash flow of which there can be no assurance. We recognize that an audit committee, when established, will play a critical role in our financial reporting system by overseeing and monitoring management's and the independent auditors' participation in the financial reporting process. At such time as we establish an audit committee, its additional disclosures with our auditors and management may promote investor confidence in the integrity of the financial reporting process.

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

         Our board of directors consistent with our intent to enhance the reliability and credibility of our financial statements, has submitted the financial statements included in this Form 10-QSB to our independent auditor prior to the filing of this report. An audit was completed for the period then ended.

Code of Ethics.

         We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. The code of ethics will be posted on the investor relations section of the Company's website at such time as our web site is no longer considered under construction. At such time as we have posted the code of ethics on our website, we intend to satisfy the disclosure requirements under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of the code of ethics by posting such information on the website. The current code of ethics is filed as an exhibit to this Form 10QSB.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         There were no reports on Form 8-K filed during the quarter for which this report is filed. The following exhibit is filed with this report:

         23.1 Consent of Kyle L. Tingle, CPA.

         31.1 Certification of Chief Executive Officer.

         31.2 Certification of Chief Financial Officer.

         32.1 Section 906 Certification.

         32.2 Section 906 Certification.

         99.1 Code of Ethics


                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: November 18, 2003                    DOMAIN REGISTRATION, CORP.


                                            By: /s/ AMY HADLEY
                                            _________________________________
                                                Amy Hadley
                                                President and Director



                                            By: /s/ SCOTT CURTIS NILSON
                                            _________________________________
                                                Scott Curtis Nilson
                                                Treasurer and Chief Financial
                                                Officer and Director