Form 10KSB/A
period 2002-12-31
DOMAIN REGISTRATION  CORP
filed 2004-01-09
CIK 1080908

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                  FORM 10-KSB/A

                              (AMENDMENT NUMBER 1)


              /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended: December 31, 2002


              / / TRANSITION REPORT PURSUANT TO SECTION 13
                  OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Transition Period From __ to __


                          Commission File No. 000-25487


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

                               $.001 COMMON STOCK
                               __________________
                                (Title of Class)


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

         State the registrant's revenues for the December 31, 2002 fiscal year:
$-0-.

                                TABLE OF CONTENTS

                                                                       PAGE


Item 1.  Description of Business                                         4

Item 2.  Description of Property                                        30

Item 3.  Legal Proceedings                                              31

Item 4.  Submission of Matter to Vote of
         Security Holders                                               31

Item 5.  Market for Common Registrant Equity and
         Related Stockholder Matter                                     31

Item 6.  Management's Discussion and Analysis
         or Plan of Operation                                           41

Item 7.  Financial Statements                                           50

Item 8.  Changes in and Disagreements with
         Accountants on Accounting and Financial
         Disclosure                                                     51

Item 9.  Directors, Executive Officers, Promoters
         and Control Persons; Compliance with
         Section 16(a) of the Exchange Act                              51

Item 9A. Controls and Procedures                                        52

Item 10. Executive Compensation                                         53

Item 11. Security Ownership of Certain
         Beneficial Owners and Management                               53

Item 12. Certain Relationships and
         Related Transactions                                           55

Item 13. Exhibits and Reports on Form 8-K                               57

         Signature and Certifications                                   58

ITEM 1.           DESCRIPTION OF BUSINESS.

Introduction.

         We (Domain Registration, Corp. or sometimes the "Company") were incorporated on July 31, 2001 under the laws of State of Nevada and we sold and issued one share of common stock to Suzy-Path, Corp. on August 1, 2001. As a result of the sale and issuance of the one share of common stock, we became a wholly-owned subsidiary of Suzy-Path, Corp., a Nevada corporation. Between the date of our incorporation and the date that we became a wholly owned subsidiary of Suzy-Path, Corp., other than an organizational meeting, we conducted no business.

         Suzy-Path, Corp. was incorporated under the laws of the State of Nevada on September 16, 1999 and became the successor issuer to Bahamas Enterprises, Inc. Bahamas Enterprises, Inc. was incorporated under the laws of the State of Nevada on July 10, 1996. We became the successor company (successor by merger - acquisition of assets) in connection with a series of articles and plans of merger that resulted in the acquisition of all of the assets subject to the liabilities and obligations of each of Bahamas Enterprises, Inc. and Suzy-Path, Corp.

         Suzy-Path, Corp. became the successor issuer to Bahamas Enterprises, Inc. on October 9, 2001 and we became the successor issuer to Suzy-Path, Corp. on October 10, 2001.

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

         The discussion contained herein contains "forward- looking statements" that involve risks and uncertainties. These statements may be identified by the use of terminology such as "believes," "expects," "may," "should" or anticipates" or expressing this terminology negatively or similar expressions or by discussions of strategy. The cautionary statements made in this Form 10KSB report should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10KSB report. Our actual results could differ materially from those discussed in this report.

         Important factors that could cause or contribute to such differences include those discussed under the caption entitled "Risk Factors," as well as those discussed elsewhere in this Form 10KSB.

Company Summary.

A. Our Business.

         We are a referral agent and we collect a selling commission for referring leads who become customers who purchase Verio, Inc.'s ("Verio") domain registration services, web hosting services and e-commerce services.

         We have been appointed as a non-exclusive authorized sales representative in the United States to solicit sales of Verio's services. We are an independent contractor and we participate in what is known as Verio's Web Agent Referral Program ("WARP program"). We make residual income for referring business to Verio. Our agreement commenced as of September 28, 2001 and remained in effect for two years. Under the agreement we may request up to three one-year extensions of the agreement. We had requested a one year extension and on October 28, 2003, Verio orally confirmed to us that they would maintain us in the WARP program. To continue in the WARP program, we are now required to refer not less than three accounts that are deemed to be web mail or better accounts to Verio.

         We can direct qualified proposed purchasers to visit our web sites to place orders or we can place orders on behalf of our prospective customers or the visitors can access our web sites that allows them to place orders directly. The visitors are tracked through our sites so when a visitor places an order on our page, we receive a commission for the sale after payment to Verio.

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

C. We May Not be Able to Continue as a Going Concern.

         Our auditor has prepared our financial statements assuming that we will continue as a going concern and he has issued a qualified report. The financial statements contemplate the realization of assets and the liquidation of liabilities in the normal course of business. Currently, however, we do not have sufficient cash or other material assets or do we have sufficient operations or an established source of revenue to cover our operational costs that would allow us to continue as a going concern. We are insolvent in that we are unable to pay our debts in the ordinary course of business as they become due. The officers and directors (majority shareholders) have committed to advancing us funds for limited operating costs incurred.

D. Financial Condition.

         We currently have limited liquid current assets and we have received no revenues from operations. Our web sites have been accessed by visitors and we may have sales pending. We have a loss from inception through December 31, 2002 of $49,543. Without the implementation of any marketing plan, our current "burn rate" is less than $80 per month. [We define "burn rate" as the amount of money that we spend or pay out or the obligation to pay is incurred by us. It does not take into account the source of the money and does not take into account whether the money spent or the obligation incurred is a capital expenditure or an expense. It is cash at the beginning and cash at the end. The burn rate can change as additional obligations are incurred.]

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

         We have had no revenues from operations or under the WARP program. The lack of revenues is predicated solely upon our failure to implement our marketing plan. Upon the implementation of our marketing plan, we believe that we will be able to obtain revenues. We intend to implement our marketing plan on or before February 28, 2004. We believe that we will be able to refer not less than three accounts that are deemed to be web mail or better accounts to Verio in order to continue under the Warp program. We have no operating history and there is nothing at this time on which to base the assumption we will be able to achieve revenues and to operate profitably.

         The officers and directors have agreed to fund our "burn rate", and expenses of having us comply with the federal securities laws (and being a public company) and have orally agreed to extend, if required, a "line of credit" in the amount of $10,000, without interest, to implement our marketing plan. An original line of credit expired on August 31, 2002. On March 1, 2003, the officers reinstated the line of credit. This line of credit will expire on February 28, 2004. We intend to use this line of credit prior to February 28, 2004. Each advance under the line of credit will be evidenced by a non-interest bearing promissory note, all due and payable on December 31, 2004. Although we expect to generate sufficient revenues to repay the line of credit before December 31, 2004, it is impossible at this time for us to predict the amount of our revenues. The officers and directors have agreed among themselves that the repayment of the line of credit will not impede, or be made conditional in any manner, to the continuous implementation of our marketing plan. As of the date hereof, no funds have been drawn down on the line of credit. These agreements may not be enforceable.

         Although we may need additional financing, we have no plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities or the obtaining of additional loans or financial accommodations.

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

F. Transactional Background.

         Domain Registration, Corp. was a wholly owned subsidiary of Suzy-Path, Corp., a Nevada corporation. Suzy-Path, Corp. became the successor issuer to Bahamas Enterprises, Inc. Domain Registration, Corp. became the successor company (successor by merger - acquisition of assets) in connection with a series of articles and plans of merger which resulted in the acquisition of all of the assets subject to the liabilities and obligations of each of Bahamas Enterprises, Inc. and Suzy-Path, Corp. and our issuance of Common Shares in connection with the transaction.

         Bahamas Enterprises, Inc. was incorporated in Nevada on July 10, 1996. From July 10, 1996 until January 17, 1999, Nevada Corporate Headquarters, Inc. (the resident agent in the State of Nevada) provided the officers and directors of Bahamas Enterprises, Inc. (Cort W. Cristie and Maurice O'Bannon) at the request of Felicia May Nilson, Stuart Curtis Nilson and Vickie L. Andre, the majority shareholders of Bahamas Enterprises, Inc. At all times from January 17, 1999 to October 9, 2001, Felicia May Nilson, Stuart Curtis Nilson and Vickie L. Andre were the officers and directors of Bahamas Enterprises, Inc. On October 9, 2001, Vickie L. Andre resigned as an officer and director of Bahamas Enterprises, Inc. Suzy-Path Corp. was incorporated in Nevada on September 16, 1999. At all times prior to October 10, 2001, Amy Hadley was the sole officer, director and shareholder of Suzy-Path Corp. Domain Registration, Corp. was incorporated in Nevada on July 31, 1999 and on August 1, 1999 became and was a wholly owned subsidiary of Suzy Path, Corp. At all times prior to October 10, 2001, Amy Hadley was the sole officer and director of Domain Registration, Corp. and all of the issued and outstanding shares of Domain Registration, Corp. were owned by Suzy-Path Corp.

         Suzy-Path, Corp. was incorporated in Nevada on July 16, 1999. On September 1, 1999, Suzy-Path, Corp. sold and issued 20,000 of its shares to Amy Hadley. On August 1, 2001, Domain Registration, Corp. sold and issued one of its shares to Suzy-Path, Corp. As a result of the issuance by Domain Registration, Corp. to Suzy-Path, Corp. transaction, Domain Registration became a wholly owned subsidiary of Suzy-Path, Corp.

         At the time that Suzy-Path, Corp. and Bahamas Enterprises merged (October 9, 2001), with Suzy-Path, Corp. as the surviving corporation, Suzy-Path, Corp. had one wholly owned subsidiary, Domain Registration, Corp. On the effective date of the merger (October 9, 2001), Suzy-Path became a successor issuer of Bahamas Enterprises, Inc. On the following day and at the time that Suzy-Path, Corp. and Domain Registration, Corp. merged (October 10, 2001), a parent corporation merging into its wholly owned subsidiary, Domain Registration, Corp. became the successor issuer. The result of the merger was Domain Registration, Corp. became the one successor remaining entity that succeeded by direct acquisition of the assets subject to the liabilities of Suzy-Path, Corp., all comprising a going business, of the disappearing corporation.

         Bahamas Enterprises, Inc. and Suzy-Path, Corp., and each of them, may be deemed to be our predecessors.

         Bahamas Enterprises, Inc. was a "shell" corporation, whose sole purpose was to locate and consummate a merger or acquisition of a private company. Bahamas Enterprises, Inc. was a development stage company that had no specific business plan or purpose and had indicated that its sole purpose was to engage in a merger or acquisition with an unidentified company or companies, or other entity or person. As a result of the business combination of October 9, 2001, there was a merger of Suzy-Path, Corp. and Bahamas Enterprises, with Suzy-Path, Corp. becoming a successor by merger, and the successor issuer became subject to the reporting requirements of the federal securities laws. The succeeding company known as Suzy-Path, Corp. was a going business with existing shareholders. As a result of the business combination of October 10, 2001, there was merger of Suzy-Path, Corp. into its wholly owned subsidiary, a fusion of two businesses with assets, subject to liabilities. This successor issuer known as Domain Registration, Corp. became subject to the reporting requirements of the federal securities laws.

         Prior to the business combination of October 9, 2001, Suzy-Path, Corp. (with us as a wholly owned subsidiary) was a business with a business plan to be referral agent and collect a selling commission for referring leads who become customers of Verio, Inc. and we were the participant in Verio's Warp program. In addition to us being a participant in the Warp program, Suzy-Path, Corp. (with us) had registered domain names, created a temporary web site with Verio and had a preliminary web site under construction. Prior to the business combination, the Company and Suzy-Path, Corp. owned the domain names of suzypathcorp.com, e-domainregistrationcorp.com and domainandwebhosting.com. Our participation in the Warp program was pursuant to a binding agreement between Verio and us.

         Suzy-Path, Corp. was inactive from July 16, 1999 until the spring of 2001. During the spring and summer of 2001, Amy Hadley, the sole officer, director and shareholder of Suzy-Path, Corp. determined for Suzy-Path, Corp. that a business opportunity existed in referring qualified persons interested in domain registration and web hosting services to a service organization that could provide the services and would pay a commission for a referral. After Internet searches and investigation, it was determined during the summer of 2001 that Verio would provide those services and the referrals could be monitored by LinkShare, a company which would have monitored traffic, generated traffic and sales reports, issued commission checks directly to the referring party for domain names registered and/or web site hosting services. During the same period of time, various potential domain names were considered. On July 31, 2001, Amy Hadley and Suzy-Path, Corp. caused the Company to be incorporated, caused the shares of common stock to be issued on August 1, 2001 and also retained legal counsel to negotiate the Warp program with Verio on August 1, 2001. It was determined between August 1, 2001 and September 28, 2001 that Verio also provided the same services as LinkShare, and the initial intent to use LinkShare was abandoned.

         From August 1, 2001 until the end of September 2001, it was the intent of Suzy-Path, Corp., Domain Registration, Corp. and Amy Hadley, and each of them, to have each of the corporations provide similar services, with one implementing its marketing plan by strategic listings of the web sites with search engines and the other by providing reciprocal click-through agreements with complementary web sites.

         Suzy-Path, Corp., prior to the share exchange of October 10, 2001 had intended to develop its web site, independent and separate from the Company's web sites. Amy Hadley had developed our marketing plan contemplating the implementation of the marketing plan by Suzy-Path, Corp. and us. We succeeded to the business and assets of Suzy-Path, Corp. and the joint implementation of the plan no longer was applicable. In October 2001, with the Company and Suzy-Path, Corp. combining, the marketing plan was determined to be unnecessary in the duplicative format and was consolidated. At the time of the business combination, with suzypathcorp.com domain name also becoming one of our assets, we decided to "point" or hyperlink the welcome page to the welcome page to be developed at e-domainregistration.com or domainandwebhosting.com. The welcome page is to distinguished from our home page that will promote our referral business concept.

         From October 10, 2001 (upon completion of the acquisition of assets - mergers) to the date hereof, the officers and directors of Domain Registration, Corp. were and are Amy Hadley, Felicia May Nilson and Stuart Curtis Nilson. Except for the sale and issuance of the stock as the time of the acquisition of assets - mergers, we have not sold and issued any addition stock and all of the shareholders have been shareholders since October 10, 2001.

         In connection with the series of transactions which resulted in the acquisition of assets - mergers and the issuance of our shares of Common Shares, the negotiations for the transaction was negotiated between Felicia May Nilson, Stuart Curtis Nilson and Vickie L. Andre, on behalf of Bahamas Enterprises, Inc. and Amy Hadley, on behalf of Suzy-Path, Corp., the determining factor considered was the percentage ownership of the resulting company that Amy Hadley would own at the closing of the series of transactions. At all times prior to October 10, 2001, Amy Hadley had a pre-existing personal and business relationship with the officers and directors of Bahamas Enterprises, Inc. and also had a similar relationship with certain of the shareholders of Bahamas Enterprises, Inc. These pre-existing relationships had existed since 1994. The negotiations commenced in late September or early October 2001. The negotiations, in addition to considering the resulting percentage ownership (dilution), addressed the perceived benefit of facilitating or improving the terms on which additional equity financing may be sought (from existing shareholders and the current officers and directors and possible third parties) and potential future liquidity by the existing shareholders (or new shareholders), all subject to compliance with the federal securities laws and an additional source of loans (from the resulting officers and directors).

Business.

         Prior to the issuance of the shares of common stock as part of the series of transactions which resulted in the acquisition of assets - mergers and currently, we had web sites that we consider to be "under construction." Although we have defined "under construction" to mean that we intend to make substantive changes or improvements to the web sites, the web sites can be accessed by visitors through the World Wide Web. We own the domain names suzypathcorp.com, e-domainregistrationcorp.com and domainandwebhosting.com and we will further develop these web sites with the services relating to referring for sale domain registration and web hosting programs. Our web sites and its linked contents do not form any part of this Form 10KSB.

         We intend to enhance our "under construction" web sites and we intend to offer additional Verio products, if and when available, to meet potential customers changing requirements. We have no current plans, commitments or understandings to acquire or merge with any other company.

Principal Services.

         We are a referral agent and we collect a commission for referring qualified clients who purchase Verio's domain registration services and web hosting. On September 28, 2001, we entered into an agreement with Verio wherein we have been appointed as a non-exclusive authorized sales representative in the United States to solicit sales of Verio's services. These services include various domain registration services, web hosting services and e-commerce services. Our agreement commenced as of September 28, 2001 and remained in effect for two years. Under the agreement we may request up to three one-year extensions of the agreement. We requested a one year extension and on October 28, 2003, Verio orally confirmed that they would maintain us in the WARP program. To continue in the WARP program, we are now required to refer not less than three accounts that are web mail or better to Verio. We may request up to two additional one year extensions of the agreement provided we make each such extension request in writing not more than 180 days and not less than 90 days before the expiration of the then current term.

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

         We can direct our customers to visit our web sites to place orders or we can place orders on behalf of our customers (directly or through our sales representatives at Verio) or visitors can access our web sites, which allows them to place orders directly. The visitors are tracked through our web sites using cookies (defined as a mechanism which server side connections can use to both store and retrieve information on the client side of the connection) so when a tracked visitor places an order on our page, we receive a commission for the sale after the customer makes payment to Verio. We will be paid six times a year, every other month, and we will be mailed a commission check for collected revenues on the accounts that we sign up during the previous period. The commissions are paid on collected revenues and, we have been informed by Verio, that due to invoice processing procedures, invoices may take three to five days to complete processing. If the processing procedure occurs at the end of the cycle, we will receive the commission in the following cycle. Verio will make commission payments to us based on the following payment schedule:

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

         We also have the ability to review the web usage statistics located on the Verio server. Verio has provided us with a sales representative, on a non-exclusive basis, who will assist us and our customers with all of the services that we (they) provide. We believe that Verio's various hosting services are priced competitively with other providers of similar services as of the date hereof. However, pursuant to our agreement with Verio, they have the right to amend their service offerings and add, delete, suspend or modify the terms and conditions of those services, at any time and from time to time, and to determine whether and when any such changes apply to both existing or future customers. Any changes may have an adverse effect upon our customers continuing to place orders with Verio. We may not at any time provide any billing arrangement or payment on behalf of our customers and Verio will not pay a commission to us in the event that a customer orders services directly from Verio's web site without first linking from our storefront web site.

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

         Under our WARP agreement, we have assumed certain duties, certain of the more important ones are as follows:

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

1. An investment in our common stock involves a high degree of risk and you may lose your entire investment.

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

         Without the implementation of any marketing plan, our current "burn rate" is less than $80 per month. Upon implementation of our marketing plan, we expect that our "burn rate" will increase to approximately $800 per month. Not to exceed $500 per month will be expended for the strategic listing of our web sites with major search engines. The balance will be utilized in connection with establishing reciprocal click-through agreements with complementary web site and for the expenses of having us comply with the federal securities laws. The officers and directors have agreed to fund our "burn rate," and expenses of having us comply with the federal securities laws (and being a public company) and have orally agreed to extend, if required, a "line of credit" in the amount of $10,000, without interest, to implement our marketing plan. The original line of credit expired on August 31, 2002. On March 1, 2003, the officers reinstated the line of credit. This line of credit expires on February 28, 2004. Each advance under the line of credit will be evidenced by a non-interest bearing promissory note, all due and payable on December 31, 2004. Although we expect to generate sufficient revenues to repay the line of credit before December 31, 2004, it is impossible at this time for us to predict the amount of our revenues. We intend to use the line of credit prior to February 28, 2004. As of the date hereof, no funds have been drawn down on the line of credit. These agreements may not be enforceable.

         If we do not secure the loans (or raise additional capital if the loans are not forthcoming), we may not be successful. As a development stage company with limited operations and no revenues, it may be difficult or impossible to obtain any additional funding through commercial loans or private loans, on terms that may be deemed to be acceptable to us.

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

         We are not a blank check company and we do not intend to engage in a merger or acquisition with an unidentified company or companies. The Securities and Exchange Commission has adopted a rule (Rule 419) which defines a blank-check company as (i) a development stage company, that is (ii) offering penny stock, as defined by Rule 3a51-1, and (iii) that has no specific business plan or purpose or has indicated that its business plan is engage in a merger or acquisition with an unidentified company or companies. We have also been advised by the Securities and Exchange Commission that the securities issued by all blank check companies that are issued in unregistered offerings must be registered with the Commission before resale. At the time that our shareholders acquired our stock in October 2001, we had a specific business plan and purpose, we had web sites and we had our agreement with Verio.

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

         Verio believes that Internet connectivity and enhanced Internet services (including web hosting) represents two of the fastest growing segments of the telecommunications services market. As business users of the Internet adopt enhanced services, they also require web side functionality to support their expanded use of the Internet. Many companies find that an out-sourced solution, such as using Verio's Internet connectivity and web-hosting services, to be a solution must cost effective, because the company typically lacks the technology experience, capital, personnel, or ability to bear the time-to-market and operating risks to install, maintain and monitor their own web servers and Internet connectivity. Small and medium-size businesses generally seek an Internet service provider who are readily available to respond to technical issues, who can assist in developing and implementing the customer's effective use of the Internet, and with whom they can establish a stable and long-term relationship. Although we intend only to refer leads or prospective customers to Verio in connection with the selling of domain name registration services and web site hosting services, as they grow in size, they will be able to take advantage of any and all services offered to customers by Verio. We will not be able to control the type of services offered to the referrals by Verio, although we may be able to receive some residual income depending on the services rendered. During the term of our participation in the Warp program, Verio will pay us a commission for any upgrades and renewals for services rendered to our referral and this may include a commission for e-commerce hosting plans or for certain operating systems which can be hosted by Verio (such as UNIX, hosted Oracle plans and virtual private servers). A lead or referral may start with Verio as a customer for only a domain name and this lead or referral may result in being a Verio customer for a private server (which we do not intend to market for referral).

         Although potential leads or prospective customers could go directly to Verio (or any other third party) provider of domain registration services, web hosting services and e-commerce services, we believe that the so-called low end, entry level services which we market, through Verio's web agent referral program, constitutes a less competitive niche wherein we may be able to achieve residual income for referring leads or prospective customers to Verio through the use of a user friendly web site. Verio's large existing customer base and strong, balance position in both the Internet access and web hosting service platforms gives Verio a competitive edge in offering its services which include applications hosting, e-commerce, premier data centers, managed services, co-location and security products.

         This is the compensation received which is a percentage of the customer's sale.

Customer Base.

         We have had limited visitors to our web sites and we have not received any revenues from any lead or prospective customers who have paid Verio. If we are not able to establish a customer base in the future, we will not be profitable.

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

Governmental Regulation Issues.

         We are not affected by federal regulation relating to copyright protection, trademark and trade dress protection, trade secrets and software and Internet business method patents promulgated under various federal laws. We are a referral agent and we only collect a selling commission for referring leads or prospective customers who purchase Verio's domain registration services, web hosting services and e-commerce services. Our method of marketing does not include "spamming" or disseminating "junk email." Spamming, or the practice of disseminating multiple unsolicited pieces of junk email over the Internet, or disseminating mass emails wherein the identify of the distributor cannot be traced or where someone assumes a third party's identify known as "spoofing," has become the subject of prohibited practice under some case law and under some state laws and administrative rules and regulations. If we were to undertake such conduct, our activities, in certain jurisdictions, could be stopped through the use of equitable injunctive relief and, in certain jurisdictions, compensatory damages could be awarded against us, including attorney's fees and punitive damages for common law trespass.

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

Research and Development.

         We have not expended any monies during each of the last two fiscal years on research and development activities applicable to our web sites. All development activities to date have been provided to us by Verio at no cost or expense. Accordingly, none of the research and development costs will be borne directly by our leads or prospective customers. Other than this initial web site development, we have not undergone any other research and development activity.

Environmental Law Compliance.

         We do not anticipate any environmental compliance expense.

Employees.

         We currently have one employee, Amy Hadley, our president and director, who works for our Company part-time without compensation. We have no employment contracts and our employee is not a union member or affected by labor contracts. We have the use, on a non-exclusive basis, of a sales representative, supplied by Verio at their cost and expense to assist our leads or prospective customers (and others), at no cost or expense us.

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

         Although our principal executive offices are located in Las Vegas, Nevada, the officers and directors do not intend to conduct any business at said offices. The officers and directors will conduct business through the use of their computer system connected to the Internet, a global electronic network, consisting of smaller, interconnected networks, which allow computers to exchange information over telephone wires, dedicated data cables, and wireless links. The Internet links personal computers by means of servers, which are on specialized operating systems and applications designed for servicing a network environment. The officers and directors are able to connect to the Internet and conduct business through their personal computers located in their residences at 334 N. Cuyamaca Street, El Cajon, California (Amy Hadley) and 7901 High Stream Avenue, Las Vegas, Nevada (Felicia May Nilson and Stuart Curtis Nilson).

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

Miscellaneous Rights and Provisions.

         Holders of shares of common stock have no preemptive or other subscription rights, conversion rights, redemption or sinking fund provisions. In the event of our dissolution, whether voluntary or involuntary, each share of common stock is entitled to share proportionally in any assets available for distribution to holders of our equity after satisfaction of all liabilities.

Transfer Agent.

                  Our transfer agent is:

                           Pacific Stock Transfer Company
                           500 E. Warm Springs, Suite 240
                           Las Vegas, Nevada 89119
                           (702) 361-3033
                           (702) 433-1979 (fax)

CUSIP Number.

                  Our CUSIP number is 25702N 10 7

Recent Sales of Unregistered Securities.

         The Company has issued securities during the three year period preceding the date of this registration statement.

         On July 31 1996, Bahamas Enterprises, Inc. sold and issued for 2,100,000 shares of its $.001 par value common stock (as adjusted for a stock split of February 2, 1999) to 25 individuals, at par value. Each of the shares of common stock was sold for cash. Prior to the forward stock split, each shareholder paid $.10 per share for the shares, Bahamas Enterprises, Inc. sold and issued 2,100 shares, and the aggregate consideration received by Bahamas Enterprises, Inc. was $2,100.00. Bahamas Enterprises, Inc. did not publicly offer its securities and no underwriter was used in connection with the sale and issuance of the shares of common stock.

         All of the shareholders have had a pre-existing personal or business relationship with Bahamas Enterprises, Inc. or its officers and directors. By reason of their business experience, each had been involved financially and by virtue of a time commitment in business projects with the officers of the Bahamas Enterprises, Inc. Further, each of the shareholders had established a pre-existing personal relationship with its officers and directors. The following are the names of the 25 issuees and the number of shares purchased by each of them.

         NAME                                 NUMBER OF SHARES

         Felicia May Nilson                   500,000
         Stuart Curtis Nilson                 600,000
         Vickie L. Andre                      350,000
         Cheryl E. Solomon                     40,000
         Nicholas Cappele                      20,000
         Peggy Melilli                         20,000
         Dennis Melilli                        20,000
         Debra E. White                        30,000
         Keith Boivin                          30,000
         Patricia L. Martin                    30,000
         Charles L. Jones                      40,000
         Grace M. Jones                        40,000
         Laree E. Jones                        30,000

         Lew Huster                            20,000
         Mitch C. Mullins                      30,000
         Gerald Edward Russo                   40,000
         David W. Wiedeman                     30,000
         Victoria J. Fisher                    30,000
         Gail Kunz                             20,000
         Gary T. Peterson                      30,000
         Diana F. Peterson                     30,000
         Dorothy A. Guerra                     30,000
         Gilbert Guerra                        30,000
         Michael Browers                       30,000
         Julia Browers                         30,000
                                             ---------

                                             2,100,000

         Felicia May Nilson and Stuart Curtis Nilson; Peggy Melilli and Dennis Mililli; Diane F. Peterson and Gary T. Peterson; Dorothy A. Guerra and Gilbert Guerra; Grace M. Jones and Charles L. Jones; and Julia Bowers and Michael Bowers are, respectively, husbands and wives. Laree E. Jones is the daughter of Grace
M. Jones and Charles L. Jones.

         The sale and issuance of the shares of common stock was exempt from registration under the Securities Act of 1933, as amended, by virtue of section 4(2) as a transaction not involving a public offering. Each of the shareholders had acquired the shares for investment and not with a view to distribution to the public.

         All of the shares of common stock of the Company had been issued for investment purposes in a "private transaction" and were "restricted" shares as defined in Rule 144 under the Securities Act of 1933, as amended.

         On September 1, 1999, Suzy-Path, Corp. sold and issued for cash 20,000 shares of its $.001 par value common stock to Amy Hadley for $2,000. Suzy-Path, Corp. relied upon Section 4(2) of the Securities Act of 1933, as amended, as the exemption applicable to the sale and issuance of the common stock. Suzy-Path, Corp. did not publicly offer its securities and no underwriter was used in connection with the sale and issuance of the shares of common stock to its sole shareholder. All of the shares of common stock of Suzy-Path, Corp. have been issued for investment purposes in a "private transaction" and were "restricted" shares as defined in Rule 144 under the Securities Act of 1933, as amended.

         On August 1, 2001, the Company sold and issued for cash one share of its $.001 par value common stock to Suzy-Path, Corp. for cash for $15,000. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, as the exemption applicable to the sale and issuance of the common stock. The Company did not publicly offer its securities and no underwriter was used in connection with the sale and issuance of the shares of common stock to its sole shareholder. All of the shares of common stock of the Company had been issued for investment purposes in a "private transaction" and were "restricted" shares as defined in Rule 144 under the Securities Act of 1933, as amended.

         As a result of the issuance by the Company of its shares of common stock to Suzy-Path, Corp. on August 1, 2001, the Company became a wholly owned subsidiary of Suzy-Path, Corp.

         On October 9, 2001, pursuant to Articles and Plan of Merger, Suzy-Path, Corp. and Bahamas Enterprises, Inc. merged with Suzy-Path, Corp. as the surviving corporation. At the time of the filing of the Articles and Plan of Merger, Bahamas Enterprises, Inc. had the same original shareholders. The securities sold were for other than cash; the consideration was the exchange and conversion of other outstanding securities. The manner of converting shares by the shareholders of Bahamas Enterprises, Inc. into shares of Suzy-Path, Corp. was as follows:

         A. Each share of stock of Bahamas Enterprises, Inc. outstanding was converted into common stock of Suzy Path, Corp. at the ratio of one share of common stock of Suzy-Path, Corp. for each one share of the common stock of Bahamas Enterprises, Inc. The shareholders of Bahamas Enterprises, Inc. were the same shareholders who acquired the shares of common stock on July 31, 1996 and owned, in the aggregate, a total of 2,100,000 shares of common stock of Suzy-Path, Corp.

         B. Each outstanding certificate representing shares of the common stock of Bahamas Enterprises, Inc. was deemed, for all corporate purposes, to evidence the ownership of the number of fully paid, nonassessable shares of common stock of Suzy-Path, Corp. into which such shares of common stock of Bahamas Enterprises, Inc. shall be so converted.

         C. As of October 9, 2001, each share of common stock of Suzy-Path, Corp. owned by Amy Hadley, the sole shareholder of Suzy-Path, Corp. was converted into common stock of the Suzy-Path, Inc. at the ratio of one hundred (100) shares of common stock of Suzy-Path, Corp. for each one (1) share of the common stock of Suzy-Path, Corp. held by Amy Hadley. Amy Hadley, giving effect to the transaction, owned 2,000,000 shares of common stock of Suzy-Path, Corp.

         Bahamas Enterprises, Inc. and Suzy-Path, Corp., and each of them, relied upon Section 4(2) of the Securities Act of 1933, as amended, as the exemption applicable to the sale and issuance of the common stock. Each did not publicly offer its securities and no underwriter was used in connection with the sale and issuance of the shares of common stock to its existing shareholders. In addition, Bahamas Enterprises, Inc and Suzy-Path, Corp., and each of them, relied upon Section 3(9) of the Securities Act of 1933, as amended, as the exemption applicable to the sale and issuance and exchange of its shares of common stock with its existing shareholders. All of the shares of common stock had been issued for investment purposes in a "private transaction" and were "restricted" shares as defined in Rule 144 under the Securities Act of 1933, as amended.

         On October 10, 2001, pursuant to Articles and Plan of Merger, Suzy-Path, Corp. and the Company merged, a parent corporation merging into its wholly owned subsidiary, wherein the Company became the successor issuer. The Company and Suzy-Path, Corp., and each of them, relied upon Section 4(2) of the Securities Act of 1933, as amended, as the exemption applicable to the sale and issuance of the common stock. Each did not publicly offer its securities and no underwriter was used in connection with the sale and issuance of the shares of common stock to its existing shareholders. In addition, the Company and Suzy-Path, Corp., and each of them, relied upon Section 3(9) of the Securities Act of 1933, as amended, as the exemption applicable to the sale and issuance and exchange of its shares of common stock with its existing shareholders. The securities sold were for other than cash; the consideration was the exchange and conversion of other outstanding securities. All of the shares of common stock had been issued for investment purposes in a "private transaction" and were "restricted" shares as defined in Rule 144 under the Securities Act of 1933, as amended. At the time of the transaction, the Company issued the 4,100,000 shares currently outstanding to the shareholders of record in consideration and in exchange of the 4,100,000 shares then issued and outstanding in Suzy-Path, Corp. Amy Hadley owned 2,000,000 shares of common stock of the Company and the original shareholders of Bahamas Enterprises, Inc. owned 2,100,000 shares of common stock of the Company. The one outstanding share of stock sold and issued to Suzy-Path, Corp. by the Company on August 1, 2001 was surrendered for cancellation and restored to authorized and unissued.

         From the date of the original issuance on July 31, 1996 until the effect of the transaction of October 9, 2001 and the exchange as a result of the transaction of October 10, 2001, there were no transfers of any shares of common stock sold and issued to the original 25 shareholders. After the transaction of October 10, 2001 until the date of this report, said 25 shareholders (and Amy Hadley) have continued to hold the shares of common stock of the Company.

         The Company does not have any securities issued and outstanding that are convertible or exchangeable into our equity securities or warrants or options representing equity securities as a result of the recent sales of unregistered securities or as a result of any of the transactions between Bahamas Enterprises, Inc., Suzy-Path, Corp. and the Company, or any one or more of them, and their or our respective shareholders.

         Except for the exchange of October 10, 2001, the Company (and its predecessors, Bahamas Enterprises, Inc. and Suzy-Path, Corp., and each of them) has not issued any of its shares of common stock for consideration other than cash. No shareholder has transferred his or her shares to any other shareholder and all of shareholders originally paid cash for his or her securities and thereafter effectuated an exchange of those securities for the shares of common stock currently held by the shareholder in the Company.

Shares Eligible for Future Sale.

         As of the date of this report, all of the issued and outstanding shares of the Company's common stock held by non-affiliates (600,000 shares of common stock) should be eligible for sale under Rule 144 promulgated under the Securities Act of 1933, as amended, subject to certain limitations included in said Rule. In general, under Rule 144, a person (or persons whose shares are aggregated), who has satisfied a one year holding period, under certain circumstances, may sell within any three-month period a number of shares which does not exceed the greater of one percent of the then outstanding common stock or the average weekly trading volume during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitation by a person who has satisfied a two-year holding period and who is not, and has not been for the preceding three months, an affiliate of the Company.

         The 600,000 shares of our common stock were acquired by non-affiliates on or about October 10, 2001 in a transaction that was exempt from the registration requirements of the Securities Act of 1933, as amended. We relied upon a transactional exemption provided by Section 4(2) and a security exemption provided by Section 3(a)(9) and/or exempt from the registration requirements under Rule 145 in reliance on the exemption provided by Section 4(2). At the time of the series of transactions, we were not a blank check or blind pool company or shell company, our business purpose was defined and we had commenced implementation of our business plan.

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


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The discussion contained herein contains "forward- looking statements" that involve risk and uncertainties. These statements may be identified by the use of terminology such as "believes," "expects," "may," "should" or anticipates" or expressing this terminology negatively or similar expressions or by discussions of strategy. The cautionary statements made in this prospectus should be read as being applicable to all related forward-looking statements wherever they appear in this prospectus. Our actual results could differ materially from those discussed in this Form 10KSB.

         Important factors that could cause or contribute to such differences include those discussed under the caption entitled "Risk Factors," as well as those discussed elsewhere in this Form 10KSB.

Plan Implementation.

         We are a development stage company with limited operations and no revenues. We are unable to satisfy cash requirements without management's financial support. We anticipate that we will meet our cash requirements for the foreseeable future through the financial support of our management. Management's financial accommodations will be evidenced by non-interest bearing promissory notes between management and the Company.

         Our officers have agreed to fund our "burn rate," and expenses of having us comply with the federal securities laws (and being a public company) and have orally agreed to extend, if required, a "line of credit" in the amount of $10,000, without interest, to implement our marketing plan. The original line of credit expired on August 31, 2002. On March 1, 2003, the officers reinstated the line of credit. This line of credit expires on February 28, 2004. Each advance under the line of credit will be evidenced by a non-interest bearing promissory note, all due and payable on December 31, 2004. Although we expect to generate sufficient revenues to repay the line of credit before December 31, 2004, it is impossible at this time for us to predict the amount of our revenues. As of the date hereof, no funds have been drawn down on the line of credit. These agreements may not be enforceable.

         Over the next twelve months, we plan to market our web sites and we will do domain registration and web hosting sales. We intend to commence the marketing of our web sites on or before February 28, 2004.

         We will require additional funds to market our web sites. Our cost of maintaining the web sites, without any marketing costs and expense, should not exceed the sum of $80.00 per month. We were obligated through September 28, 2003 to Verio in connection with this expense. We are now obligated to Verio through September 28, 2004. We had requested a one-year extension and on October 28, 2003, Verio orally confirmed that they would maintain us in the WARP program. We may request up to two additional one year extensions of the agreement provided we make each such extension request in writing not more than 180 days and not less than 90 days before the expiration of the then current term. The officers and directors have agreed to fund our "burn rate," pay off all offering expenses and expenses of having us comply with the federal securities laws (and being a public company) and have orally agreed to extend, if required, a "line of credit" in the amount of $10,000, without interest, to implement our marketing plan. Upon implementation of our marketing plan, we expect that our "burn rate" will increase to approximately $800 per month. Not to exceed $500 per month will be expended for maintaining our web sites and for the strategic listing of our web sites with major search engines. The balance of approximately $300 will be utilized in connection with establishing reciprocal click-through agreements with complementary web sites and for the expenses of having us comply with the federal securities laws. The current line of credit will expire on February 28, 2004 and will be repaid on or after December 31, 2004. As of the date hereof, no funds have been drawn down on the line of credit. We intend to draw down funds on the line of credit prior to February 28, 2004. These agreements may not be enforceable. There is no assurance that we will be able to obtain financing for our business development. If adequate funds are not available to us, we believe that our business development will be adversely affected.

         Our first goal is to complete the development of our web sites. Verio will assist us in designing our web sites. The nature and extent of the development consists of designing a so-called "user-friendly" web sites that details the services available and hyperlinks to the more detailed presentation utilized by Verio. We had originally anticipated that our designing of the web sites would occur after we receive the first disbursement of funds and prior to September 28, 2003 at a total cost of not to exceed $1,500, with the strategic listing of the to occur prior to December 30, 2003. We now intend to commence the designing of the web sites on or before February 28, 2004. Our primary web site will be http:/www.domainandwebhosting.com and the other web sites will direct or hyperlink or point the viewer to the primary web site. Thereafter, prior to March 31, 2004, we will complete the strategic listing of our web sites with various search engines in order to increase our visibility. We do not anticipate that the initial cost of the strategic listing of our web sites to exceed the sum of $1,000.

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

         In the event that we do not have sufficient funds advanced by our current officers and directors, we will need additional financing to implement our business plan. We have no present plans, proposals, arrangements or understandings with respect to the sale and issuance of additional securities or the obtaining of additional loans or obtaining other financial accommodations; however, we will be required to develop a financing strategy which will involve an additional offering of our securities or the obtaining of funds to commence our marketing strategy. If we do not raise additional capital or secure loans, we will be required to determine if our domain names have inherent intangible value with us selling our names or seeking a business opportunity with a company doing domain registration and web hosting who may desire our domain names or wind up and dissolve. However, we do not presently intend to engage in a merger or acquisition with an unidentified company or companies and we intend to pursue our business plan. In addition, although we have a commitment from the officers and directors to provide federal securities law compliance funding, we will need to determine whether or not we will continue to file periodic reports in the event our obligation to file the reports is not required under the Securities Exchange Act of 1934, as amended.

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

         We intend to supply to all shareholders of record this Form 10KSB/A reflecting the restated financial statements and the other information contained in this report.


Financial Condition.

         Our auditor's going concern opinion and the notation in the financial statements indicate that we do not have significant cash or other material assets and that we are relying on advances from stockholders, officers and directors to meet limited operating expenses. We do not have sufficient cash or other material assets or do we have sufficient operations or an established source of revenue to cover our operational costs that would allow us to continue as a going concern. We are insolvent in that we are unable to pay our debts in the ordinary course of business as they become due. Our financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts and classification of liabilities that might result should we be unable to continue as a going concern. We have a loss from inception through December 31, 2002 of $49,543.

         We currently have cash of $1,101 and $19,350 in prepaid expenses that constitutes our total assets. We have no other liquid current assets and we have received no revenue from operations. Our web sites may have been accessed by visitors. Our loss from inception through December 31, 2002 is $51,243. Without the implementation of any marketing plan, our current "burn rate" is less than $80 per month. Upon implementation of our marketing plan, we expect that our "burn rate" will increase to approximately $800 per month. Not to exceed $500 per month will be expended for maintaining our web sites and for the strategic listing of our web sites with major search engines. The balance of approximately $300 will be utilized in connection with establishing reciprocal click-through agreements with complementary web site and for the expenses of having us comply with the federal securities laws.

         Upon the implementation of a marketing plan and upon drawing down a line of credit prior to its expiration, we will be able to satisfy our cash requirements through December 31, 2004.

         We are unable to predict our future income; accordingly, we do not know when our operating expenses and operating losses will cease and when we will begin reducing our accumulated deficit and commence repayment of the officers' advances.

Liquidity and Operational Results.

         We have limited assets and liquidity. As of December 31, 2002, we had cash of approximately $1,101 and $19,350 in prepaid expenses. As a result of the restatement of our financial statements, no goodwill or other intangible assets are reflected. This resulted in a reduction of our total assets by $1,700 of goodwill and an increase of the accumulated deficit by $1,700.

         As of December 31, 2002, we had total liabilities of $67,594 and we had a negative net worth of $47,243.

         We have had no revenues from inception through December 31, 2002. Our loss from inception through December 31, 2001 was $51,243. Our loss for the year ended December 31, 2001 and December 31, 2002 was $15,278 and $11,408, respectively.

         During the fiscal year ending December 31, 2003, we incurred expenses of $11,408 as compared to the fiscal year ended December 31, 2002 of $15,278 or a decreased of $3,870.

         We have officer's advances of $42,118 from inception to December 31, 2001. The officer's advances as of December 31, 2002 were $54,094 or an increase of 11,976.

Recent Accounting Pronouncements.

         In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against these new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions of each statement that apply to goodwill and intangible assets acquired prior to June 30, 2001 was adopted by us as of January 1, 2002.

         The FASB also recently issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supersede SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and portions of Accounting Principles Bulletin Opinion 30, "Reporting the Results of Operations." This Standard provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. This Standard also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. The provisions of this Standard are not expected to have a significant effect on our financial position or operating results.

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

                                December 31, 2002
                                DECEMBER 31, 2001

                           DOMAIN REGISTRATION, CORP.
                          (A Development Stage Company)

                                    Contents







INDEPENDENT AUDITOR'S REPORT ON THE FINANCIAL STATEMENTS                     F-1
________________________________________________________________________________

FINANCIAL STATEMENTS

   Balance Sheets                                                            F-2

   Statements of Income                                                      F-3

   Statements of Stockholders' Equity                                        F-4

   Statements of Cash Flows                                                  F-5

   Notes to Financial Statements                                          F-6-12
________________________________________________________________________________

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Domain Registration, Corp.
Las Vegas, Nevada


I have audited the accompanying balance sheets of Domain Registration, Corp. (A Development Stage Company) as of December 31, 2002 and December 31, 2001, and the related statements of income, stockholders' equity, and cash flows for the years then ended and the period July 10, 1996 (inception) through December 31, 2002 (2002 and 2001 restated - see notes 2 and 8). These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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




Kyle L. Tingle, CPA, LLC

November 25, 2003
Henderson, Nevada



                           DOMAIN REGISTRATION, CORP.
                          (A Development Stage Company)
                                 Balance Sheets


                                                           December 31,      December 31,
                                                                   2002              2001
                                                           ____________      ____________

                                     ASSETS

CURRENT ASSETS
     Cash                                                    $  1,101         $   1,101
     Prepaid expenses                                          19,350            24,750
                                                             ________         ________

          Total current assets                               $ 20,451         $  25,851
                                                             ________         ________


               Total assets                                  $ 20,451         $  25,851
                                                             ========         =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                        $ 13,500         $  19,468
     Officers advances (Note 5)                                54,094            42,118
                                                             ________         ________

          Total current liabilities                          $ 67,594         $  61,586
                                                             ________         ________


STOCKHOLDERS' EQUITY
     Common stock: $.001 par value;
        authorized 50,000,000 shares;
        issued and outstanding:
        4,100,000 shares at December 31, 2001:               $                $   4,100
        4,100,000 shares at December 31, 2002;                  4,100
     Additional Paid In Capital                                     0                 0
     Accumulated deficit during development stage             (51,243)          (39,835)
                                                             ________         ________

          Total stockholders' equity                         $(47,143)        $ (35,735)
                                                             ________        ________

               Total liabilities and
               stockholders' equity                          $ 20,451         $  25,851
                                                             ========         =========


                See Accompanying Notes to Financial Statements.




                           DOMAIN REGISTRATION, CORP.
                          (A Development Stage Company)
                              Statements of INcome
                            Years Ended December 31,

                                                                                      July 10, 1996
                                                                                     (inception) to
                                                                                      December 31,
                                              2002           2001           2000          2002
                                        __________     __________     __________     ______________

Revenues                                $        0     $        0     $        0       $        0

Cost of revenue                                  0              0              0                0
                                        __________     __________     __________       __________

           Gross profit                 $        0     $        0     $        0       $        0

General, selling and
   administrative expenses
      Operating expenses                    11,408         15,278          7,213           51,243
                                        __________     __________     __________       __________
           Operating (loss)             $  (11,408)    $  (15,278)    $   (7,213)      $  (51,243)

Nonoperating income (expense)                    0              0              0                0
                                        __________     __________     __________       __________

   Net (loss)                           $  (11,408)    $  (15,278)    $   (7,213)      $  (51,243)
                                        ==========     ==========     ==========       ==========


   Net (loss) per share, basic
   and diluted (Note 2)                 $    (0.00)    $    (0.01)    $    (0.00)      $    (0.02)
                                        ==========     ==========     ==========       ==========

   Average number of shares
   of common stock outstanding           4,100,000      2,554,795      2,100,000        2,482,090
                                        ==========     ==========     ==========       ==========


                 See Accompanying Notes to Financial Statements.




                           DOMAIN REGISTRATION, CORP.
                          (A Development Stage Company)
                       StatementS of stockholders' equity


                                                                                   Accumulated
                                                                                    (Deficit)
                                              Common Stock          Additional       During
                                          _____________________      Paid-In       Development
                                           Shares        Amount      Capital          Stage
                                          _________     _______     __________     ___________

Balance, December 31, 1999                2,100,000     $ 2,100     $        0      $(17,344)

Net (loss), December 31, 2000                                                         (7,213)
                                          _________     _______     __________      ________

Balance, December 31, 2000                2,100,000     $ 2,100     $        0      $(24,557)

Issuance of stock in merger with
   Suzy-Path Corp.                        2,000,000       2,000              0

Net (loss) December 31, 2001                                                         (15,278)
                                          _________     _______     __________      ________

Balance, December 31, 2001                4,100,000     $ 4,100     $        0      $(39,835)

Net (loss) December 31, 2002                                                         (11,408)
                                          _________     _______     __________      ________

Balance, December 31, 2002                4,100,000     $ 4,100     $        0      $(51,243)
                                          =========     =======     ==========      ========


                 See Accompanying Notes to Financial Statements.




                           DOMAIN REGISTRATION, CORP.
                          (A Development Stage Company)
                            StatementS of cash flows
                            Years Ended December 31,

                                                                                      July 10, 1996
                                                                                     (inception) to
                                                                                      December 31,
                                              2002           2001           2000          2002
                                        __________     __________     __________     ______________

Cash Flows From
Operating Activities
    Net (loss)                          $  (11,408)    $  (15,278)    $   (7,213)      $(51,243)
    Adjustments to reconcile net (loss)
    to cash (used in) operating
    activities:
    Changes in assets and liabilities
       (Increase) decrease in prepaid
       assets                                5,400        (24,750)             0        (19,350)
       Increase (decrease) in accounts
       payable                              (5,968)        19,468              0         13,500
       Increase in officer advances         11,976         19,661          7,213         54,094
                                        __________     __________     __________       ________

         Net cash (used in)
            operating activities        $        0     $     (899)    $        0       $ (2,999)
                                        __________     __________     __________       ________

Cash Flows From
Investing Activities                    $        0     $        0     $        0       $      0
                                        __________     __________     __________       ________

Cash Flows From
Financing Activities
    Issuance of common stock                     0          2,000              0          4,100
                                        __________     __________     __________       ________

         Net cash provided by
            financing activities        $        0     $    2,000     $        0     $      4,100
                                        __________     __________     __________     ------------

         Net increase (decrease)
            in cash                     $        0     $    1,101     $        0     $      1,101

Cash, beginning of period                    1,101              0              0     $          0
                                        __________     __________     __________     ------------
Cash, end of period                     $    1,101     $    1,101     $        0     $      1,101
                                        ==========     ==========     ==========     ============

                See Accompanying Notes to Financial Statements.


                           DOMAIN REGISTRATION, CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2002 and 2001


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

For accounting purposes, the acquisition of Bahamas by Suzy-Path was treated as a reverse acquisition. Bahamas was considered as the acquirer for accounting purposes. The financial statements are those of Bahamas and its operations since its inception of July 10, 1996. All information in the accompanying financial statements was restated to reflect this transaction.

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

                           DOMAIN REGISTRATION, CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2002 and 2001


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

Based on this review of the transactions, the Company has restated its previously issued Financial Statements for 2002 and 2001 for the above transactions.

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

CASH

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2002 and 2001.

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

                           DOMAIN REGISTRATION, CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2002 and 2001


NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

REVENUE RECOGNITION

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

                           DOMAIN REGISTRATION, CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2002 and 2001


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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 4,100,000 for December 31, 2002, 2,554,795 for December 31, 2001 and 2,482,090 since inception. As of December 31, 2002 and since inception, the Company had no dilutive potential common shares.

                           DOMAIN REGISTRATION, CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2002 and 2001


NOTE 4.  INCOME TAXES

There is no provision for income taxes for the period ended December 31, 2002, due to the net loss and no state income tax in Nevada, the state of the Company's domicile and operations. The Company's total deferred tax asset as of December 31, 2002 is as follows:

         Net operating loss carry forward            $ 47,814
         Valuation allowance                         $(47,814)
                                                     _________

         Net deferred tax asset                      $      0

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

NOTE 6.  RELATED PARTY TRANSACTIONS

The Company does not own or lease any real or personal property. The resident agent for the corporation provides office services without charge, as an accommodation to the officers and directors. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The officers and directors for the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interest. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 7.  WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

                           DOMAIN REGISTRATION, CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2002 and 2001


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


                                        Suzy-Path Corp.     Bahamas Enterprises     Merged Companies

     Cash                                   $ 1,376              $      0              $  1,376
     Prepaid assets                          13,050                     0                13,050
     Investment in subsidiary                15,000                     0                1,5000
                                            _______              ________              ________
     Total Assets                            29,426                     0                29,426

     Officer payable                         15,000                26,588                41,588
     Accounts payable                        13,500                 1,599                15,099
                                            _______              ________              ________
     Total Liabilities                       28,500                28,187                56,687
                                            _______              ________              ________

     Common Stock                             2,000                 2,100                 4,100
     Accumulated deficit                     (1,074)              (30,287)              (31,361)
                                            _______              ________              ________
     Shareholders' equity (deficit)         $   926              $(28,187)             $(27,261)
                                            =======              ========              ========




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

                           DOMAIN REGISTRATION, CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2002 and 2001


NOTE 8.  BUSINESS COMBINATIONS (continued)


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


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors, Officers, Promoters and Control Persons.

         The members of the board of directors of the Company serve until the next annual meeting of the stockholders, or until their successors have been elected. The officers serve at the pleasure of the board of directors. Information as to the directors and executive officers of the Company is as follows:

         NAME                     AGES       POSITION

         Amy Hadley                42        President/Director

         Stuart Curtis Nilson      29        Secretary/Treasurer
                                             Director

         Felicia May Nilson        31        Director

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

Section 16(a) Beneficial Ownership Reporting Compliance.

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and holders of more than 10% of our common stock to file with the Securities and Exchange Commission reports regarding their ownership and changes in ownership of the common stock. We believe that from Bahamas Enterprises, Inc. inception through its merger of October 9, 2001 with us and through December 31, 2002, the end of our current fiscal year, our officers, directors and 10% stockholders complied with all
Section 16(a) filing requirements, with the exception of one report for Amy Hadley on a Form 3. She did not timely report the receipt of her 2,000,000 shares. Stuart Curtis Nilson, Felicia May Nilson and Vickie L. Andre each filed a Form 3 as an officer, director and as a holder of more than 10% of common stock of Bahamas Enterprises, Inc., a predecessor issuer to our Company on July 13, 1999. Section 16(a) contains no provisions allowing an insider to file a late report. On April 8, 2003, Amy Hadley filed her Form 3, untimely. All information that would have been contained in the Form 3 of Amy Hadley was contained in the timely filed Form 8K12G filed on October 25, 2001 with the Securities and Exchange Commission and this information remained unchanged as of April 8, 2003 and as of the date hereof. In making these statements, we have relied upon an examination of a copy of the Form 3s provided to us and the representations of each of our directors and officers.

         Notwithstanding the above disclosure, the Company has checked the box provided on the cover page of this Form to indicate that there is no disclosure in this form of reporting person delinquencies in response to Item 405 of Regulation S-B.

ITEM 9A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure on Controls and Procedures.

         Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this annual report, our president and treasurer have determined that the our current disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting.

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

         We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. The code of ethics will be posted on the investor relations section of the Company's website at such time as our web site is no longer considered under construction. At such time as we have posted the code of ethics on our website, we intend to satisfy the disclosure requirements under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of the code of ethics by posting such information on the website. The current code of ethics is filed as an exhibit to the Form 10QSB filed with the Securities and Exchange Commission on November 18, 2003.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Security Ownership of Certain Beneficial Owners.

         The following table sets forth the security and beneficial ownership for each class of equity securities of the Company for any person who is known to be the beneficial owner of more than five percent of the Company.

                  Name and              Amount
                  Address of             of
                  Beneficial          Beneficial       Percent
Title of Class      Owner               Owner          of Class
_________________________________________________________________

Common     Felicia May Nilson           500,000           12.195%
           7901 High Stream Avenue
           Las Vegas, Nevada 89130

Common     Stuart Curtis Nilson         600,000           14.634%
           7901 High Stream Avenue
           Las Vegas, Nevada 89130

Common     Vickie L. Andre              350,000            8.536%
           945 W. Cantebria Drive
           Gilbert, Arizona 85233

Common     Amy Hadley                 2,000,000           48.780%
           334 N. Cuyamaca Street
           El Cajon, CA 92020

Common     All Officers and           3,450,000           84.145%
           Directors as a Group
           (four [4] individuals)

         The total of the Company's outstanding common stock are held by 26 persons.

Security Ownership of Management.

         The following table sets forth the ownership for each class of equity securities of the Company owned beneficially and also of record by all directors and officers of the Company.

                  Name and              Amount
                  Address of             of
                  Beneficial          Beneficial       Percent
Title of Class      Owner               Owner          of Class
_________________________________________________________________

Common     Felicia May Nilson           500,000           12.195%
           7901 High Stream Avenue
           Las Vegas, Nevada 89130

Common     Stuart Curtis Nilson         600,000           14.634%
           7901 High Stream Avenue
           Las Vegas, Nevada 89130

Common     Vickie L. Andre              350,000            8.536%
           945 W. Cantebria Drive
           Gilbert, Arizona 85233

Common     Amy Hadley                 2,000,000           48.780%
           334 N. Cuyamaca Street
           El Cajon, CA 92020

Common     All Officers and           3,450,000           84.145%
           Directors as a Group
           (four [4] individuals)

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

         Each of the security ownership by the beneficial owners and by management is also the owner of record for the like number of shares.

         There are currently no arrangements that would result in a change in our control.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Except as set forth herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-B.

         Other than (i) the sale and issuance of common stock of Suzy-Path, Corp. to Amy Hadley, its sole shareholder for $2,000 on or about September 1, 1999, (ii) the loan by Amy Hadley of $15,000 to Suzy-Path, Corp. in connection with the sale and issuance of one share of common stock of the Company to Suzy-Path, Corp. on August 1, 1999 in connection with the formation of Domain Registration, Corp., (iii) the series of transactions which we had with Bahamas Enterprises, Inc. and Suzy-Path, Corp., and (iv) the executory agreement to provide added financing, we have not entered into any transactions with our officers, directors, persons nominated for such positions, beneficial owners of five (5%) percent or more of our common stock, or family members of such persons. We are not a subsidiary of any other company.

         Our current officers and directors (Felicia May Nilson, Stuart Curtis Nilson and Amy Hadley) may be deemed to be promoters, as that term is defined in the federal securities laws. See Item 11 above for the ownership in us by each of our officers and directors. Also, Felicia May Nilson and Stuart Curtis Nilson are husband and wife.

         Bahamas Enterprises, Inc. was incorporated in Nevada on July 10, 1996. From July 10, 1996 until January 17, 1999, Nevada Corporate Headquarters, Inc. (the resident agent in the State of Nevada) provided the officers and directors of Bahamas Enterprises, Inc. The officers and directors that Corporate Headquarters, Inc. provided were a Cort W. Cristie and Maurice O'Bannon. Each did not have a direct or indirect material interest in Bahamas Enterprises, Inc. Felicia May Nilson caused the formation and statutory resident agent fees to be paid to Corporate Headquarters, Inc. Cort W. Christie and Maurice O'Bannon, and each of them, served at the request of Felicia May Nilson, Stuart Curtis Nilson and Vickie L. Andre, the majority shareholders of Bahamas Enterprises, Inc., without compensation. Until October 9, 2001, Felicia May Nilson had a 23.809% interest in Bahamas Enterprises, Inc. and currently holds a 12.195% interest in us. Until October 9, 2001, Stuart Curtis Nilson had a 28.571% interest in Bahamas Enterprises, Inc. and currently holds a 14.634% interest in us. Until October 9, 2001, Vickie L. Andre had a 16.666% interest in Bahamas Enterprises, Inc. and currently holds a 8.536% interest in us.

         On July 31 1996, Bahamas Enterprises, Inc. sold and issued 1,450,000 of a total issuance of 2,100,000 shares of its $.001 par value common stock (as adjusted for a stock split of February 2, 1999) to Felicia May Nilson, Stuart Curtis Nilson and Vickie L. Andre, at par value. Each of the shares of commmon stock was sold for cash. Prior to the forward stock split, each shareholder paid $.10 per share for the shares, Bahamas Enterprises, Inc. sold and issued 1,450 shares, and the aggregate consideration received by Bahamas Enterprises, Inc. from Felicia May Nilson, Stuart Curtis Nilson and Vickie L. Andre was $1,450.

         At all times from January 17, 1999 to October 9, 2001, Felicia May Nilson, Stuart Curtis Nilson and Vickie L. Andre were the officers and directors of Bahamas Enterprises, Inc.

         On October 9, 2001, Vickie L. Andre resigned as an officer and director of Bahamas Enterprises, Inc.

         On September 1, 1999, Suzy-Path, Corp. sold and issued 20,000 of its shares to Amy Hadley for $2,000. On August 1, 2001, we sold and issued one of our shares of common stock to Suzy-Path, Corp. for $15,000. The $15,000 was a loan by Amy Hadley, the sole shareholder of Suzy-Path, Corp. to Suzy-Path, Corp. As a result of the issuance by us to Suzy-Path, Corp., we became a wholly owned subsidiary of Suzy-Path, Corp.

         On October 10, 2001, pursuant to Articles and Plan of Merger, Suzy-Path, Corp. and the Company merged, a parent corporation merging into its wholly owned subsidiary, wherein the Company became the successor issuer. The securities sold were for other than cash, the consideration was the exchange by Felicia May Nilson, Stuart Curtis Nilson and Vickie L. Andre (and the other shareholders) and conversion of the outstanding securities held by each for shares of our common stock.

         At the time of the transaction, the Company issued the 4,100,000 shares currently outstanding to the shareholders of record in consideration and in exchange of the 4,100,000 shares then issued and outstanding in Suzy-Path, Corp. Felicia May Nilson received 500,000 shares, Stuart Curtis Nilson received 600,000 shares and Vickie L. Andre received 350,000 shares. Amy Hadley had owned 2,000,000 shares of Suzy-Path, Corp. and received 2,000,000 shares of common stock in the Company.

         Amy Hadley, Felicia May Nilson and Stuart Curtis Nilson have agreed to fund our "burn rate," and expenses of having us comply with the federal securities laws (and being a public company) and have orally agreed to extend, if required, a "line of credit" in the amount of $10,000, without interest, to implement our marketing plan. This line of credit will expire on February 28, 2004 and will be due and payable on or after December 31, 2004. The officers and directors have agreed among themselves that the repayment of the line of credit will not impede, or be made conditional in any manner, to the continuous implementation of our marketing plan. As of the date hereof, no funds have been drawn down on the line of credit. These agreements may not be enforceable.

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

         The current Code of Ethics has been filed as an exhibit to the Form 10QSB filed with the Securities and Exchange Commission on November 18, 2003, said Code of Ethics is incorporated herein by reference

         The following documents are filed as part of this report:

          23.1     Consent of Kyle L. Tingle, CPA.

          31. Certifications by Amy Hadley, President and Chief Executive Officer and Stuart Curtis Nilson, Chief Financial Officer, required by Rule 13a-14(a)

          32. Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

         Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Company has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: January 9, 2004               DOMAIN REGISTRATION, CORP.

                                    By:  /s/ AMY HADLEY
                                         ______________________
                                         Amy Hadley
                                         Director and President


                                    By:  /s/ STUART CURTIS NILSON
                                         ________________________
                                         Stuart Curtis Nilson
                                         Director, Treasurer and
                                         Chief Financial Officer


                                    By:  /s/ FELICIA MAY NILSON
                                         ______________________
                                         Felicia May Nilson
                                         Director


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: January 9, 2004               DOMAIN REGISTRATION, CORP.


                                    By:  /s/ AMY HADLEY
                                         ______________________
                                         Amy Hadley
                                         Director and President


                                    By:  /s/ STUART CURTIS NILSON
                                         ________________________
                                         Stuart Curtis Nilson
                                         Director, Treasurer and
                                         Chief Financial Officer


                                    By:  /s/ FELICIA MAY NILSON
                                         ______________________
                                         Felicia May Nilson
                                         Director