Form 10KSB
period 2003-12-31
DOMAIN REGISTRATION  CORP
filed 2004-03-30
CIK 1080908

Commission File No. 000-25487

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                   FORM 10-KSB


      /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended: December 31, 2003

    / /   TRANSITION REPORT PURSUANT TO SECTION 13
          OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Transition Period From __ to __

                           DOMAIN REGISTRATION, CORP.
        (Exact Name of Small Business Issuer as Specified in its Charter)


              NEVADA                               88-0409159
   -------------------------------          -------------------
   (State or other jurisdiction of           (I.R.S. Employer
    incorporation or organization)          Identification No.)


  6767 W. Tropicana Avenue, Suite 207
         LAS VEGAS, NEVADA                      89103
----------------------------------------      ---------
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

         Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

         Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendments to this Form 10-K. /X/

         As of December 31, 2003, there were 4,100,000 shares of the registrant's common stock, $.001 par value, outstanding.

         The aggregate market value of shares of common stock held by non-affiliates of the registrant, as of the last business day of registrant's most recently completed fiscal quarter, and as of the date hereof, is $-0-.

         State the registrant's revenues for the December 31, 2003 fiscal year:
$-0-.

                                TABLE OF CONTENTS

                                                              PAGE


Item 1.   Description of Business. . . . . . . . . . . . . .     4

Item 2.   Description of Property. . . . . . . . . . . . . .    32

Item 3.   Legal Proceedings. . . . . . . . . . . . . . . . .    33

Item 4.   Submission of Matter to Vote of
          Security Holders . . . . . . . . . . . . . . . . .    33

Item 5.   Market for Common Registrant Equity and
          Related Stockholder Matter . . . . . . . . . . . .    34

Item 6.   Management's Discussion and Analysis
          or Plan of Operation . . . . . . . . . . . . . . .    44

Item 7.   Financial Statements . . . . . . . . . . . . . . .    51

Item 8.   Changes in and Disagreements with
          Accountants on Accounting and Financial
          Disclosure . . . . . . . . . . . . . . . . . . . .    52

Item 9.   Directors, Executive Officers, Promoters
          and Control Persons; Compliance with
          Section 16(a) of the Exchange Act. . . . . . . . .    52

Item 9A.  Controls and Procedures. . . . . . . . . . . . . .    54

Item 10.  Executive Compensation . . . . . . . . . . . . . .    55

Item 11.  Security Ownership of Certain
          Beneficial Owners and Management . . . . . . . . .    56

Item 12.  Certain Relationships and
          Related Transactions . . . . . . . . . . . . . . .    57

Item 13.  Exhibits and Reports on Form 8-K . . . . . . . . .    60

          Signature and Certifications . . . . . . . . . . .    61

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

         Bahamas Enterprises, Inc., at the time of the merger-acquisition of the assets with Suzy Path, Corp. on October 9, 2001, was in the developmental stage and could be defined as a "shell" company, whose sole purpose at that time was to locate and consummate a merger or acquisition with a private company and it did not have any operations. Suzy Path, Corp. conducted no business operations from inception until it caused us to be formed to implement its business plan of being a referral agent for domain registration and we entered into the agreements with Verio, Inc. ("Verio") in September 2001.

         We are now a referral agent and we will collect a selling commission for referring leads who become customers who purchase Verio's domain registration services, web hosting services and e-commerce services. Although we had an agreement with Verio since September 28, 2001, prior to December 31, 2003, we had not made any referrals of leads who had became customers of Verio as at December 31, 2003. As of the date hereof, three or more of our leads have become customers of Verio and have established web mail or web hosting accounts. These customers of Verio do not provide us with sufficient income to pay our debts in the ordinary course of business as they become due and we will be required to implement our marketing program discussed elsewhere in this report. We intend to implement our marketing program.

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

Company Summary.

A. Our Business.

         We are a referral agent and we collect a selling commission for referring leads who become customers who purchase Verio's domain registration services, web hosting services and e-commerce services.

         We have been appointed as a non-exclusive authorized sales representative in the United States to solicit sales of Verio's services. We are an independent contractor and we participate in what is known as Verio's Web Agent Referral Program ("WARP program"). We make residual income for referring business to Verio. Our agreement commenced as of September 28, 2001 and remained in effect for two years. Under the agreement we may request up to three one-year extensions of the agreement. We had requested a one year extension and on October 28, 2003, Verio orally confirmed to us that they would maintain us in the WARP program. To continue in the WARP program, we were required and have referred not less than three accounts that were deemed to be web mail or better accounts to Verio.

         We can direct qualified proposed purchasers to visit our web sites to place orders or we can place orders on behalf of our prospective leads or the visitors can access our web sites that allows them to place orders directly. The visitors are tracked through our sites so when a visitor places an order on our page, we receive a commission for the sale after payment to Verio.

         Although we consider our web sites "under construction," the web sites are available to be accessed on the World Wide Web. We have defined "under construction" to mean that we intended to make substantive changes or improvements to the web sites.

B. Verio.

         We refer all of our domain registration and web hosting services to Verio. This is accomplished through hypertext links. These "hyperlinks" allow a visitor to our web sites (co-branded web page) to easily and quickly click-connect to Verio's location on the World Wide Web. Verio is a large web hosting company and a provider of comprehensive Internet services. Although potential leads could go directly to Verio (or any other third party) provider of domain registration services, web hosting services and e-commerce services, we believe that the so-called low end, entry level services which we market, through Verio's web agent referral program, constitutes a less competitive niche wherein we may be able to achieve residual income for referring leads who become customers of Verio through the use of a user friendly web site.

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

D. Financial Condition.

         We currently have cash of $1,101 and $13,950 in prepaid expenses that constitutes our total assets. We have no other liquid current assets and we have received no revenue from operations. Our web sites have been accessed by visitors and we may have sales pending. As at December 31, 2003, no sales had been consummated. As of the date hereof, we have referred leads to Verio who have become customers and we have satisfied our requirement to continue in the WARP program. These customers of Verio do not provide us with sufficient income to pay our debts in the ordinary course of business as they become due. We have a loss from inception through December 31, 2003 of $62,115. Without the implementation of any marketing plan, our current "burn rate" is less than $80 per month. [We define "burn rate" as the amount of money that we spend or pay out or the obligation to pay is incurred by us. It does not take into account the source of the money and does not take into account whether the money spent or the obligation incurred is a capital expenditure or an expense. It is cash at the beginning and cash at the end. The burn rate can change as additional obligations are incurred.]

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

         As of December 31, 2003, we have had no revenues from operations or under the WARP program. The lack of revenues is predicated solely upon our failure to implement our marketing plan. Upon the implementation of our marketing plan, we believe that we will be able to obtain revenues. We intend to implement our marketing plan on or before June 30, 2004. We have no operating history and there is nothing at this time on which to base the assumption we will be able to achieve revenues and to operate profitably.

         The officers and directors have agreed to fund our "burn rate," and expenses of having us comply with the federal securities laws (and being a public company) and have orally agreed to extend, if required, a "line of credit" in the amount of $10,000, without interest, to implement our marketing plan. An original line of credit expired on August 31, 2002. On March 1, 2003, the officers reinstated the line of credit. This renewed line of credit was to expire on February 28, 2004 but was extended until June 30, 2004. We intend to use this line of credit prior to June 30, 2004. Each advance under the line of credit will be evidenced by a non-interest bearing promissory note, all due and payable on December 31, 2004. Although we expect to generate sufficient revenues to repay the line of credit before December 31, 2004, it is impossible at this time for us to predict the amount of our revenues. The officers and directors have agreed among themselves that the repayment of the line of credit (and other advances) will not impede, or be made conditional in any manner, to the continuous implementation of our marketing plan. As of the date hereof, no funds have been drawn down on the line of credit. These agreements may not be enforceable. As of December 31, 2003, the officers and directors had advanced $59,066 that is not part of the line of credit.

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

E. Our Competitive Disadvantage.

         We face competition from many entities providing services similar to ours. The market for the providing of domain registration and web service hosting is extremely competitive, highly fragmented, and has no substantial barriers to entry. Verio is also a direct competitor of ours. Our unproven market strategy will include the strategic listing of our web sites with major search engines so our leads can find us and will include reciprocal click-through agreements with complementary web sites who may refer leads to our web sites. Although we are reliant upon Amy Hadley, our president, for implementing our marketing strategy, the limited part-time contribution of her time and a lack of experience may not be sufficient for us to implement our marketing strategy. Domain registration services supplied by competitors are substantially identical in nature but web hosting services can be more specialized.

         With leads obtained and secured only through the Internet, with the ability to have a customer talk directly to one of our representatives (supplied through Verio), with the emphasis on the low-end entry level market, we believe that we will have an ability to generate revenues from leads registering domain names and/or utilizing Verio's web hosting services. We define low-end entry-level participants as newer users of the Internet with a very limited budget to expend on domain registration and web hosting. However, there is no assurance that will be able to compete effectively in the low-end entry level service market when we have management that lacks relevant business experience and with one part-time employee, Amy Hadley, who will be devoting limited time to our efforts. We may not have market acceptance of our services and the limited experiences and part-time effort of Amy Hadley puts us at a competitive disadvantage and our future uncertain.

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

Principal Services.

         We are a referral agent and we collect a commission for referring qualified clients who purchase Verio's domain registration services and web hosting. On September 28, 2001, we entered into an agreement with Verio wherein we have been appointed as a non-exclusive authorized sales representative in the United States to solicit sales of Verio's services. These services include various domain registration services, web hosting services and e-commerce services. Our agreement commenced as of September 28, 2001 and remained in effect for two years. Under the agreement we may request up to three one-year extensions of the agreement. We requested a one year extension and on October 28, 2003, Verio orally confirmed that they would maintain us in the WARP program. To continue in the WARP program, we are now required to refer not less than three accounts that are web mail or better to Verio. As of the date of this report, we have referred sufficient leads that became customers to remain in the WARP program. We may request up to two additional one year extensions of the agreement provided we make each such extension request in writing not more than 180 days and not less than 90 days before the expiration of the then current term.

         We are an independent contractor and we participate in what is known as Verio's Web Agent Referral Program ("WARP program"). We make this residual income for referring business to Verio. We start by earning 20% of revenue collected from each and every lead that signs up for web hosting services and can increase up to 30% when we have signed up in excess of 200 accounts. Verio provides us with a co-branded web page that we customize with our own introductory text and banner. Our agreement with Verio provides that we may not contact or deal with any of Verio's customers or customers that we have brought to Verio for a period of two years after the termination of our WARP program. Although we are able to market and refer leads to other third-party domain name registrars, web hosting sites or services other than Verio, we have no intention to engage in such activity. We have no other agreements to provide domain name registration, web hosting sites or services and we have no intention to enter into such agreements during the term of our agreement with Verio.

         Our web sites are at http://www.suzypathcorp.com, http://www.e-domainregistrationcorp.com and http://www.domainandwebhosting.com and our domain address at Verio is http://www.domainregistration.v-warp.com/ (our web sites and the linked contents to Verio's web sites do not form any part of this report).

         We can direct our leads to visit our web sites to place orders or we can place orders on behalf of our leads (directly or through our sales representatives at Verio) or visitors can access our web sites, which allows them to place orders directly. The visitors are tracked through our web sites using cookies (defined as a mechanism which server side connections can use to both store and retrieve information on the client side of the connection) so when a tracked visitor places an order on our page, we receive a commission for the sale after the customer makes payment to Verio. We will be paid six times a year, every other month, and we will be mailed a commission check for collected revenues on the accounts that we sign up during the previous period. The commissions are paid on collected revenues and, we have been informed by Verio, that due to invoice processing procedures, invoices may take three to five days to complete processing. If the processing procedure occurs at the end of the cycle, we will receive the commission in the following cycle. Verio will make commission payments to us based on the following payment schedule:

          Commission Periods                 Payment Date
          ------------------                 ------------

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

         We have established an email account at our domain and the email messages sent to our domain will be forwarded to the officers and directors. Verio and we have a firm policy against the transmission of unsolicited email ("spamming"). Spamming, or the practice of disseminating multiple unsolicited copies of junk email over the Internet is considered a violation of Internet etiquette, i.e., netiquette. We do not intend to disseminate unsolicited emails in an effort to obtain leads.

         We also have the ability to review the web usage statistics located on the Verio server. Verio has provided us with a sales representative, on a non-exclusive basis, who will assist us and our leads with all of the services that we (they) provide. We believe that Verio's various hosting services are priced competitively with other providers of similar services as of the date hereof. However, pursuant to our agreement with Verio, they have the right to amend their service offerings and add, delete, suspend or modify the terms and conditions of those services, at any time and from time to time, and to determine whether and when any such changes apply to both existing or future customers. Any changes may have an adverse effect upon our leads continuing to place orders with Verio. We may not at any time provide any billing arrangement or payment on behalf of our leads and Verio will not pay a commission to us in the event that a lead orders services directly from Verio's web site without first linking from our storefront web site.

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

         Under our WARP agreement, we have assumed certain duties, certain of the more important ones are as follows:

                  Not to knowingly solicit leads who do not have the hardware or software specified by Verio from time to time, unless such customer acquires hardware or software that Verio or we is reasonably able to support;

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

         We have not expended any monies during each of the last two fiscal years on research and development activities applicable to our web sites. All development activities to date have been provided to us by Verio at no cost or expense. Accordingly, none of the research and development costs will be borne directly by our leads. Other than this initial web site development, we have not undergone any other research and development activity.

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

         Our auditor's going concern opinion and the notation in the financial statements indicate that we do not have significant cash or other material assets and that we are relying on advances from stockholders, officers and directors to meet limited operating expenses. We are insolvent in that we are unable to pay our debts in the ordinary course of business as they become due. Our financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts and classification of liabilities that might result should we be unable to continue as a going concern. We will have a loss from inception through December 31, 2003 of $62,115.

         Without the implementation of any marketing plan, our current "burn rate" is less than $80 per month. Upon implementation of our marketing plan, we expect that our "burn rate" will increase to approximately $800 per month. Not to exceed $500 per month will be expended for the strategic listing of our web sites with major search engines. The balance will be utilized in connection with establishing reciprocal click-through agreements with complementary web site and for the expenses of having us comply with the federal securities laws. The officers and directors have agreed to fund our "burn rate," and expenses of having us comply with the federal securities laws (and being a public company) and have orally agreed to extend, if required, a "line of credit" in the amount of $10,000, without interest, to implement our marketing plan. The original line of credit expired on August 31, 2002. On March 1, 2003, the officers reinstated the line of credit. This line of credit was to expire on February 28, 2004 but was again extended until June 30, 2004. Each advance under the line of credit will be evidenced by a non-interest bearing promissory note, all due and payable on December 31, 2004. Although we expect to generate sufficient revenues to repay the line of credit before December 31, 2004, it is impossible at this time for us to predict the amount of our revenues. We intend to use the line of credit prior to June 30, 2004. As of the date hereof, no funds have been drawn down on the line of credit. These agreements may not be enforceable.

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

         We have a limited operating history. As of December 31, 2003, we had incurred losses of $62,115 and we expect losses to continue. There is nothing at this time on which to base an assumption that our business plan will prove successful, and there is no assurance that we will be able to operate profitably.

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

         We are authorized to issue a maximum of 50,000,000 shares of common shares. As of December 31, 2003, there were 4,100,000 shares issued and outstanding. The board of directors' authority to issue common stock without shareholder consent may dilute the value of your common stock.

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

Shareholders.

         As of December 31, 2003 and as of the date hereof, we had 26 shareholders of record of our common stock.

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

         Our officers have agreed to fund our "burn rate," and expenses of having us comply with the federal securities laws (and being a public company) and have orally agreed to extend, if required, a "line of credit" in the amount of $10,000, without interest, to implement our marketing plan. The original line of credit expired on August 31, 2002. The line of credit has been extended a number of times. This line of credit now expires on June 30, 2004. Each advance under the line of credit will be evidenced by a non-interest bearing promissory note, all due and payable on December 31, 2004. Although we expect to generate sufficient revenues to repay the line of credit before December 31, 2004, it is impossible at this time for us to predict the amount of our revenues. As of the date hereof, no funds have been drawn down on the line of credit. These agreements may not be enforceable.

         Over the next twelve months, we plan to market our web sites and we will do domain registration and web hosting sales. We intend to commence the marketing of our web sites on or before June 30, 2004.

         We will require additional funds to market our web sites. Our cost of maintaining the web sites, without any marketing costs and expense, should not exceed the sum of $80.00 per month. We were obligated through September 28, 2003 to Verio in connection with this expense. We are now obligated to Verio through September 28, 2004. We had requested a one-year extension and on October 28, 2003, Verio orally confirmed that they would maintain us in the WARP program. We may request up to two additional one year extensions of the agreement provided we make each such extension request in writing not more than 180 days and not less than 90 days before the expiration of the then current term. The officers and directors have agreed to fund our "burn rate," pay off all offering expenses and expenses of having us comply with the federal securities laws (and being a public company) and have orally agreed to extend, if required, a "line of credit" in the amount of $10,000, without interest, to implement our marketing plan. Upon implementation of our marketing plan, we expect that our "burn rate" will increase to approximately $800 per month. Not to exceed $500 per month will be expended for maintaining our web sites and for the strategic listing of our web sites with major search engines. The balance of approximately $300 will be utilized in connection with establishing reciprocal click-through agreements with complementary web sites and for the expenses of having us comply with the federal securities laws. The current line of credit will expire on June 30, 2004 and will be repaid on or after December 31, 2004. As of the date hereof, no funds have been drawn down on the line of credit. We intend to draw down funds on the line of credit prior to June 30, 2004. These agreements may not be enforceable. There is no assurance that we will be able to obtain financing for our business development. If adequate funds are not available to us, we believe that our business development will be adversely affected.

         Our first goal is to complete the development of our web sites. Verio will assist us in designing our web sites. The nature and extent of the development consists of designing a so-called "user-friendly" web sites that details the services available and hyperlinks to the more detailed presentation utilized by Verio. We had originally anticipated that our designing of the web sites would occur after we receive the first disbursement of funds and prior to September 28, 2003 at a total cost of not to exceed $1,500, with the strategic listing of the to occur prior to December 30, 2003. We now intend to commence the designing of the web sites on or before June 30, 2004. Our primary web site will be HTTP://WWW.E-DOMAINREGISTRATIONCORP.COM and the other web sites will direct or hyperlink or point the viewer to the primary web site. Thereafter, prior to June 30, 2004, we will complete the strategic listing of our web sites with various search engines in order to increase our visibility. We do not anticipate that the initial cost of the strategic listing of our web sites to exceed the sum of $1,000.

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

         In the event that we do not have sufficient funds advanced by our current officers and directors, we will need additional financing to implement our business plan. We have no present plans, proposals, arrangements or understandings with respect to the sale and issuance of additional securities or the obtaining of additional loans or obtaining other financial accommodations; however, we will be required to develop a financing strategy which will involve an additional offering of our securities or the obtaining of funds to commence our marketing strategy. If we do not raise additional capital or secure loans, we will be required to determine if our domain names have inherent intangible value with us selling our names or seeking a business opportunity with a company doing domain registration and web hosting who may desire our domain names or wind up and dissolve. However, we do not presently intend to engage in a merger or acquisition with an unidentified company or companies and we intend to pursue our business plan. In addition, although we have a commitment from the officers and directors to provide federal securities law compliance funding, we may need to determine whether or not we will continue to file periodic reports since our obligation to file the reports is not required under the Securities Exchange Act of 1934, as amended. We do not meet the minimum criteria for registration and we are exempt from registration, nonetheless, we have voluntarily registered our securities. It is our present intent to comply with all of the reporting requirements under the Securities Exchange Act of 1934, as amended.

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

         As of December 31, 2003, giving effect to the restatement of the financial statements as of December 31, 2001 and December 31, 2002, the accumulated deficit during the development stage was $62,115. The restated accumulated deficit as of December 31, 2001 was $39,835 and as of December 31, 2002 was $51,243.

Financial Condition.

         Our auditor's going concern opinion and the notation in the financial statements indicate that we do not have significant cash or other material assets and that we are relying on advances from stockholders, officers and directors to meet limited operating expenses. We do not have sufficient cash or other material assets or do we have sufficient operations or an established source of revenue to cover our operational costs that would allow us to continue as a going concern. We are insolvent in that we are unable to pay our debts in the ordinary course of business as they become due. Our financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts and classification of liabilities that might result should we be unable to continue as a going concern. We have a loss from inception through December 31, 2003 of $62,115.

         We currently have cash of $1,101 and $13,950 in prepaid expenses that constitutes our total assets. We have no other liquid current assets and we have received no revenue from operations. Our web sites may have been accessed by visitors. Our loss from inception through December 31, 2003 is $62,115. Without the implementation of any marketing plan, our current "burn rate" is less than $80 per month. Upon implementation of our marketing plan, we expect that our "burn rate" will increase to approximately $800 per month. Not to exceed $500 per month will be expended for maintaining our web sites and for the strategic listing of our web sites with major search engines. The balance of approximately

$300 will be utilized in connection with establishing reciprocal click-through agreements with complementary web site and for the expenses of having us comply with the federal securities laws.

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

Liquidity and Operational Results.

         We have limited assets and liquidity. As of December 31, 2003, we had cash of approximately $1,101 and $13,950 in prepaid expenses. As a result of the prior restatement of our financial statements, no goodwill or other intangible assets are reflected. This resulted in a reduction of our total assets by $1,700 of goodwill and an increase of the accumulated deficit by $1,700 as of December 31, 2002.

         As of December 31, 2003, we had total liabilities of $73,006 and we had a negative net worth of $58,015.

         We have had no revenues from inception through December 31, 2003. Our loss from inception through December 31, 2003 was $62,115. Our loss for the year ended December 31, 2002 was $51, 243 or an increase of $10,872 from the prior year.

         During the fiscal year ending December 31, 2003, we incurred expenses of $10,872 as compared to the fiscal year ended December 31, 2002 of $11,408 or a decreased of $536.

         We have officer's advances of $59,066 from inception to December 31, 2003. The officer's advances as of December 31, 2002 were $54,094 or an increase of $4,972.

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

Item 7.  FINANCIAL STATEMENTS.




                           DOMAIN REGISTRATION, CORP.
                          (A Development Stage Company)

                                FINANCIAL REPORTS

                                DECEMBER 31, 2003
                                DECEMBER 31, 2002

                           DOMAIN REGISTRATION, CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                                    CONTENTS







INDEPENDENT AUDITOR'S REPORT ON THE FINANCIAL STATEMENTS      F-1
------------------------------------------------------------------------

FINANCIAL STATEMENTS

   Balance Sheets                                             F-2

   Statements of Income                                       F-3

   Statements of Stockholders' Equity                         F-4

   Statements of Cash Flows                                   F-5

   Notes to Financial Statements                              F-6 - F-12
------------------------------------------------------------------------

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Domain Registration, Corp.
Las Vegas, Nevada


I have audited the accompanying balance sheets of Domain Registration, Corp. (A Development Stage Company) as of December 31, 2003 and December 31, 2002, and the related statements of income, stockholders' equity, and cash flows for the years then ended and the period July 10, 1996 (inception) through December 31, 2003 (2002 restated - see notes 2 and 8). These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Domain Registration, Corp. (A Development Stage Company) as of December 31, 2003 and December 31, 2002 and the results of its operations and cash flows for the years then ended, and the period July 10, 1996 (inception) through December 31, 2003, in conformity with generally accepted accounting principles.

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




Kyle L. Tingle, CPA, LLC

January 25, 2004
Las Vegas, Nevada



                           DOMAIN REGISTRATION, CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS


                                                                                                  December 31,     December 31,
                                                                                                          2003             2002
                                                                                                                    (Restated)
                                                                                                 -------------     ------------


                                     ASSETS

          CURRENT ASSETS
               Cash                                                                              $       1,101      $     1,101
               Prepaid expenses                                                                         13,950           19,350
                                                                                                 -------------      -----------

                      Total current assets                                                       $      15,051      $    20,451
                                                                                                 -------------      -----------

                             Total assets                                                        $      15,051      $    20,451
                                                                                                 =============      ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

          CURRENT LIABILITIES
               Accounts payable                                                                  $      14,000      $    13,500
               Officers advances (Note 5)                                                               59,066           54,094
                                                                                                 -------------     ------------

                      Total current liabilities                                                  $      73,066      $    67,594
                                                                                                 -------------     ------------



          STOCKHOLDERS' EQUITY
               Common stock: $.001 par value;
                  authorized 50,000,000 shares;
                  issued and outstanding:
                  4,100,000 shares at December 31, 2002:                                         $                  $     4,100
                  4,100,000 shares at December 31, 2003;                                                 4,100
               Additional Paid In Capital                                                                    0                0
               Accumulated deficit during development stage                                            (62,115)         (51,243)
                                                                                                 -------------     ------------

                      Total stockholders' equity                                                 $     (58,015)     $   (47,143)
                                                                                                 -------------     ------------


                             Total liabilities and
                             stockholders' equity                                                $      15,051      $    20,451
                                                                                                 =============     ============


         See Accompanying Notes to Financial Statements.



                           DOMAIN REGISTRATION, CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF INCOME
                            YEARS ENDED DECEMBER 31,


                                                                                                                  July 10, 1996
                                                                                                                 (inception) to
                                                                                                                   December 31,
                                                                                        2003              2002             2003
                                                                                                    (Restated)
                                                                                ------------     -------------     ------------

       Revenues                                                                 $          0     $           0     $          0

       Cost of revenue                                                                     0                 0                0
                                                                                ------------     -------------     ------------

                  Gross profit                                                  $          0     $           0     $          0

       General, selling and
          administrative expenses
             Operating expenses                                                       10,872            11,408           61,115
                                                                                ------------     -------------     ------------
                  Operating (loss)                                              $    (10,872)    $     (11,408)    $    (61,115)

       Nonoperating income (expense)                                                       0                 0                0
                                                                                ------------     -------------     ------------

          Net (loss)                                                            $    (10,872)    $     (11,408)    $    (61,115)
                                                                                ============     =============     ============



          Net (loss) per share, basic
          and diluted (Note 2)                                                  $     (0.00)      $     (0.00)     $      (0.02)
                                                                                ============     =============     ============


          Average number of shares
          of common stock outstanding                                              4,100,000         4,100,000        2,700,000
                                                                                ============     =============     ============






         See Accompanying Notes to Financial Statements.


                           DOMAIN REGISTRATION, CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDERS' EQUITY




                                                                                                                    Accumulated
                                                                                                                     (Deficit)
                                                                       COMMON STOCK               Additional           During
                                                              ------------------------------       Paid-In          Development
                                                                   Shares          Amount          Capital             Stage
                                                              -------------     ------------     -------------     ------------

          Balance, December 31, 1999                              2,100,000     $      2,100     $           0     $    (17,344)

          Net (loss), December 31, 2000                                                                                  (7,213)
                                                              -------------     ------------     -------------     -------------

          Balance, December 31, 2000                              2,100,000     $      2,100     $           0     $    (24,557)

          Issuance of stock in merger with
             Suzy-Path Corp.                                      2,000,000            2,000                 0

          Net (loss) December 31, 2001                                                                                  (15,278)
                                                              -------------     ------------     -------------     -------------

          Balance, December 31, 2001                              4,100,000     $      4,100     $           0     $    (39,835)

          Net (loss) December 31, 2002                                                                                  (11,408)
                                                              -------------     ------------     -------------     -------------

          Balance, December 31, 2002                              4,100,000            4,100                 0          (51,243)

          Net (loss) December 31, 2003                                                                                  (10,872)
                                                              -------------     ------------     -------------     -------------

          Balance, December 31, 2003                              4,100,000     $      4,100     $           0     $    (62,115)
                                                              =============     ============     =============     =============


         See Accompanying Notes to Financial Statements.


                           DOMAIN REGISTRATION, CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                            YEARS ENDED DECEMBER 31,


                                                                                                                  July 10, 1996
                                                                                                                 (inception) to
                                                                                                                   December 31,
                                                                                        2003              2002             2003
                                                                                                    (Restated)
                                                                                ------------     -------------     ------------
         Cash Flows From
         Operating Activities
             Net (loss)                                                         $    (10,872)    $     (11,408)    $    (62,115)
             Adjustments to reconcile net (loss)
             to cash (used in) operating activities:
             Changes in assets and liabilities
                (Increase) decrease in prepaid assets                                  5,400             5,400          (13,950)
                Increase (decrease) in accounts payable                                  500            (5,968)          14,000
                Increase in officer advances                                           4,972            11,976           59,066
                                                                                ------------     -------------     ------------

                  Net cash (used in)
                     operating activities                                       $          0     $           0     $     (2,999)
                                                                                ------------     -------------     ------------


         Cash Flows From
         Investing Activities                                                   $          0     $           0     $          0
                                                                                ------------     -------------     ------------


         Cash Flows From
         Financing Activities
             Issuance of common stock                                                      0                 0            4,100
                                                                                ------------     -------------     ------------

                  Net cash provided by
                     financing activities                                       $          0     $           0     $      4,100
                                                                                ------------     -------------     ------------


                  Net increase (decrease)
                     in cash                                                    $          0     $           0     $      1,101

         Cash, beginning of period                                                     1,101             1,101     $          0
                                                                                ------------     -------------     ------------

         Cash, end of period                                                    $      1,101     $       1,101     $      1,101
                                                                                ============     =============     ============


         See Accompanying Notes to Financial Statements.

                           DOMAIN REGISTRATION, CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


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

         MERGER BETWEEN DOMAIN REGISTRATION, CORP. AND SUZY-PATH, CORP.

         On September 27, 2001, Suzy-Path adopted the Articles and Plan of Merger of Suzy-Path, Corp., a Nevada corporation, into Domain Registration, Corp. ("Domain"), a Nevada Corporation. Domain was a wholly owned subsidiary of Suzy- Path. This plan was effective with the filing of the document with the State of Nevada on October 10, 2001. Through the agreement, each outstanding share of Suzy-Path was converted to one share of Domain. Each of the shareholders of Suzy-Path exchanged his or her stock for the stock of Domain. Domain assumed all assets, liabilities and obligations of Suzy-Path. Based on the terms of the merger agreement, through Rule 12g-3(a) of the rules promulgated under the Securities Exchange Act of 1934, as amended, Domain became the surviving entity for reporting purposes to the Securities and Exchange Commission.

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

                           DOMAIN REGISTRATION, CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


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

         Based on this review of the transactions,  the Company has restated its
         previously   issued  Financial   Statements  for  2002  for  the  above
         transactions.

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

         CASH

         For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2003 and 2002.

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

                           DOMAIN REGISTRATION, CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


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

                           DOMAIN REGISTRATION, CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

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

         Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 4,100,000 for December 31, 2003 and 2002 and 2,700,000 since inception. As of December 31, 2003 and since inception, the Company had no dilutive potential common shares.

                           DOMAIN REGISTRATION, CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


NOTE 4.  INCOME TAXES

         There is no provision for income taxes for the period ended December 31, 2003, due to the net loss and no state income tax in Nevada, the state of the Company's domicile and operations. The Company's total deferred tax asset as of December 31, 2003 is as follows:

                  Net operating loss carry forward      $           47,814
                  Valuation allowance                   $          (47,814)
                                                        -------------------

                  Net deferred tax asset                $                0

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

                           DOMAIN REGISTRATION, CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


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

                                            Suzy-Path Corp.            Bahamas Enterprises       Merged Companies

         Cash                               $            1,376         $               0         $           1,376
         Prepaid assets                                 13,050                         0                    13,050
         Investment in subsidiary                       15,000                         0                    1,5000
                                            ------------------         -----------------         -----------------
         Total Assets                                   29,426                         0                    29,426

         Officer payable                                15,000                    26,588                    41,588
         Accounts payable                               13,500                     1,599                    15,099
                                            ------------------         -----------------         -----------------
         Total Liabilities                              28,500                    28,187                    56,687
                                            ------------------         -----------------         -----------------

         Common Stock                                    2,000                     2,100                     4,100
         Accumulated deficit                            (1,074)                  (30,287)                  (31,361)
                                            -------------------        ------------------        ------------------
         Shareholders' equity (deficit)     $              926         $         (28,187)        $         (27,261)
                                            ==================         ==================        ==================


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

                           DOMAIN REGISTRATION, CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

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


Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors, Officers, Promoters and Control Persons.

         The members of the board of directors of the Company serve until the next annual meeting of the stockholders, or until their successors have been elected. The officers serve at the pleasure of the board of directors. Information as to the directors and executive officers of the Company is as follows:

         Name                    Ages        Position
         ----                    ----        --------
         Amy Hadley               43         President/Director

         Stuart Curtis Nilson     30         Secretary/Treasurer
                                             Director

         Felicia May Nilson       32         Director

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

Section 16(a) Beneficial Ownership Reporting Compliance.

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and holders of more than 10% of our common stock to file with the Securities and Exchange Commission reports regarding their ownership and changes in ownership of the common stock. We believe that from Bahamas Enterprises, Inc. inception through its merger of October 9, 2001 with us and through December 31, 2003, the end of our current fiscal year, our officers, directors and 10% stockholders complied with all
Section 16(a) filing requirements, with the exception of one report for Amy Hadley on a Form 3. She did not timely report the receipt of her 2,000,000 shares. Stuart Curtis Nilson, Felicia May Nilson and Vickie L. Andre each filed a Form 3 as an officer, director and as a holder of more than 10% of common stock of Bahamas Enterprises, Inc., a predecessor issuer to our Company on July 13, 1999. Section 16(a) contains no provisions allowing an insider to file a late report. On April 8, 2003, Amy Hadley filed her Form 3, untimely. All information that would have been contained in the Form 3 of Amy Hadley was contained in the timely filed Form 8K12G filed on October 25, 2001 with the Securities and Exchange Commission and this information remained unchanged as of April 8, 2003 and as of the date hereof. In making these statements, we have relied upon an examination of a copy of the Form 3s provided to us and the representations of each of our directors and officers.

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

Changes in Internal Control Over Financial Reporting.

         There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) or any other factors during the quarter of the fiscal year ended December 31, 2003, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.


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

            Name and                  Amount
            Address of                  of
 Title of   Beneficial               Beneficial       Percent
 Class      Owner                      Owner          of Class
-----------------------------------------------------------------

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

                  Name and                             Amount
                  Address of                            of
Title of          Beneficial                         Beneficial       Percent
 Class            Owner                                Owner          of Class
-------------------------------------------------------------------------------
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

         Amy Hadley, Felicia May Nilson and Stuart Curtis Nilson have agreed to fund our "burn rate," and expenses of having us comply with the federal securities laws (and being a public company) and have orally agreed to extend, if required, a "line of credit" in the amount of $10,000, without interest, to implement our marketing plan. This line of credit now expires on June 30, 2004 and will be due and payable on or after December 31, 2004. The officers and directors have agreed among themselves that the repayment of the line of credit will not impede, or be made conditional in any manner, to the continuous implementation of our marketing plan. As of the date hereof, no funds have been drawn down on the line of credit. These agreements may not be enforceable.

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

         23.1  Consent of Kyle L. Tingle, CPA.

         31.1 Certification by Amy Hadley, President and Chief Executive Officer required by Rule 13a-14(a)

         31.2 Certification by Stuart Curtis Nilson, Chief Financial Officer required by Rule 13a-14(a)

         32.1 Certification by Amy Hadley pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         32.1 Certification by Stuart Curtis Nilson pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

          Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Company has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2004               DOMAIN REGISTRATION, CORP.

                                   By:  /s/ AMY HADLEY
                                   ----------------------------
                                   Amy Hadley
                                   Director and President


                                   By: /s/ STUART CURTIS NILSON
                                   ----------------------------
                                   Stuart Curtis Nilson
                                   Director, Treasurer and
                                   Chief Financial Officer



                                   By: /s/ FELICIA MAY NILSON
                                   ----------------------------
                                   Felicia May Nilson
                                   Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 30, 2004               DOMAIN REGISTRATION, CORP.



                                   By: /s/ AMY HADLEY
                                   ----------------------------
                                   Amy Hadley
                                   Director and President


                                   By: /S/ STUART CURTIS NILSON
                                   ----------------------------
                                   Stuart Curtis Nilson
                                   Director, Treasurer and
                                   Chief Financial Officer



                                   By: /S/ FELICIA MAY NILSON
                                   ----------------------------
                                   Felicia May Nilson
                                   Director

P.O. Box 50329, Henderson, Nevada 89016, Phone: (702) 434-8452, Fax: (702)
436-4218, e-mail: Ktingle@worldnet.att.net