Form 10QSB
period 2004-03-31
DOMAIN REGISTRATION  CORP
filed 2004-05-24
CIK 1080908

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004.

                                        OR

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION FROM _______ TO ________.

                        COMMISSION FILE NUMBER 000-25487


                           DOMAIN REGISTRATION, CORP.
                           --------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)


              NEVADA                                   88-0409159
              ------                                   ----------
   (State or other jurisdiction of                 (I.R.S. Employer
    incorporation or organization)                Identification No.)


  6767 W. Tropicana Avenue, Suite 207
         LAS VEGAS, NEVADA                               89103
  -----------------------------------                    -----
(Address of principal executive offices)              (Zip code)

Issuer's telephone number: (702) 248-1027


                                       N/A
                                       ----
                 (Former name, former address and former fiscal
                      year, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check X whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes / / No /X/


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         At March 31, 2004, and as of the date hereof, there were outstanding 4,100,000 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes / /   No /X/

                                     PART I

                              FINANCIAL INFORMATION

Item 1.   Financial Statements


                           DOMAIN REGISTRATION, CORP.
                          (A Development Stage Company)

                                FINANCIAL REPORTS

                                 MARCH 31, 2004
                                DECEMBER 31, 2003

                           DOMAIN REGISTRATION, CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                                    CONTENTS







INDEPENDENT AUDITOR'S REPORT ON THE FINANCIAL STATEMENTS                   F-1
-------------------------------------------------------------------------------

FINANCIAL STATEMENTS

   Balance Sheets                                                          F-2

   Statements of Income                                                    F-3

   Statements of Stockholders' Equity                                      F-4

   Statements of Cash Flows                                                F-5

   Notes to Financial Statements                                     F-6- F-12
-------------------------------------------------------------------------------

                          INDEPENDENT AUDITOR'S REPORT


         To the Board of Directors
         Domain Registration, Corp.
         Las Vegas, Nevada


         I have audited the accompanying balance sheets of Domain Registration, Corp. (A Development Stage Company) as of March 31, 2004 and December 31, 2003, and the related statements of income, stockholders' equity, and cash flows for the three months ended March 31, 2004 and the period July 10, 1996 (inception) through March 31, 2004. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

         In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Domain Registration, Corp. (A Development Stage Company) as of March 31, 2004, December 31, 2003 and the results of its operations and cash flows for the three months ended March 31, 2004 and the period July 10, 1996 (inception) through March 31, 2004, in conformity with generally accepted accounting principles.

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




         Kyle L. Tingle, CPA, LLC

         May 9, 2004
         Las Vegas, Nevada


                           DOMAIN REGISTRATION, CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS


                                                                                                     March 31,     December 31,
                                                                                                          2004             2003
                                                                                                 -------------     ------------

                                                           ASSETS

          CURRENT ASSETS
               Cash                                                                              $       1,145       $    1,101
               Prepaid expenses                                                                         12,600           13,950
                                                                                                 -------------     ------------
                      Total current assets                                                       $      13,745       $   15,051
                                                                                                 -------------     ------------

                             Total assets                                                        $      13,745       $   15,051
                                                                                                 =============     ============

                                            LIABILITIES AND STOCKHOLDERS' EQUITY
          CURRENT LIABILITIES
               Accounts payable                                                                  $      16,085       $   14,000
               Officers advances (Note 6)                                                               60,865           59,066
                                                                                                 -------------     ------------
                      Total current liabilities                                                  $      76,950       $   73,066
                                                                                                 -------------     ------------

          STOCKHOLDERS' EQUITY
               Common stock: $.001 par value;
                  authorized 50,000,000 shares;
                  issued and outstanding:
                  4,100,000 shares at December 31, 2003:                                         $                   $    4,100
                  4,100,000 shares at March 31, 2004;                                                    4,100
               Additional Paid In Capital                                                                    0                0
               Accumulated deficit during development stage                                            (67,305)         (62,115)
                                                                                                 -------------     ------------
                      Total stockholders' equity                                                 $     (63,205)      $  (58,015)
                                                                                                 -------------     ------------
                             Total liabilities and
                             stockholders' equity                                                $      13,745       $   15,051
                                                                                                 =============     ============

See Accompanying Notes to Financial Statements.


                           DOMAIN REGISTRATION, CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF INCOME
                          THREE MONTHS ENDED MARCH 31,


                                                                                                                  July 10, 1996
                                                                                                                 (inception) to
                                                                                   March 31,      December 31,        March 31,
                                                                                        2004              2003             2004
                                                                                ------------     -------------     ------------
       Revenues                                                                 $         44     $           0     $         44

       Cost of revenue                                                                     0                 0                0
                                                                                ------------     -------------     ------------
                  Gross profit                                                  $         44     $           0     $         44
       General, selling and
          administrative expenses
             Operating expenses                                                        5,234             2,994           67,349
                                                                                ------------     -------------     ------------
                  Operating loss                                                $     (5,190)    $      (2,994)    $    (67,305)

       Nonoperating income (expense)                                                       0                 0                0
                                                                                ------------     -------------     ------------

          Net loss                                                              $     (5,190)    $     (2,994)     $    (67,305)
                                                                                ============     =============     ============

          Net loss per share, basic
          and diluted (Note 2)                                                  $     (0.00)      $     (0.00)     $      (0.02)
                                                                                ============     =============     ============

          Average number of shares
          of common stock outstanding                                              4,100,000         4,100,000        2,745,484
                                                                                ============     =============     ============


See Accompanying Notes to Financial Statements.



                           DOMAIN REGISTRATION, CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                                       ACCUMULATED
                                                                                                  (DEFICIT)
                                                                                   ADDITIONAL      DURING
                                                        COMMON STOCK                PAID-IN      DEVELOPMENT
                                                    SHARES          AMOUNT          CAPITAL         STAGE           TOTAL
                                                   ----------    -----------    ------------   ------------     -------------

          Sale of stock,  July 10, 1996            2,100,000     $     2,100    $         0    $         0      $      2,100
          Net loss, December 31, 1996                                                               (2,100)           (2,100)
                                                   ----------    -----------    ------------   ------------     -------------
          Balance, December 31, 1996               2,100,000     $     2,100    $         0    $    (2,100)     $          0
          Net loss, December 31, 1997                                                                    0                 0
                                                   ----------    -----------    ------------   ------------     -------------
          Balance, December 31, 1997               2,100,000     $     2,100    $         0    $    (2,100)     $          0
          Net loss, December 31, 1998                                                                    0                 0
                                                   ----------    -----------    ------------   ------------     -------------
          Balance, December 31, 1998               2,100,000     $     2,100    $         0    $    (2,100)     $     (2,100)
                                                   ----------    -----------    ------------   ------------     -------------
          February 2, 1999, changed from no
              par value to $.001                                      (2,079)         2,079
          February 2, 1999, forward stock
              100:1                                                    2,079         (2,079)
          Net loss, December 31, 1999                                                              (15,244)          (15,244)
                                                   ----------    -----------    ------------   ------------     -------------
          Balance, December 31, 1999               2,100,000     $     2,100    $         0    $   (17,344)      $   (15,244)
          Net loss, December 31, 2000                                                               (7,213)           (7,213)
                                                   ----------    -----------    ------------   ------------     -------------
          Balance, December 31, 2000               2,100,000     $     2,100    $         0    $   (24,557)      $   (22,457)
          Issuance of stock in merger with
             Suzy-Path Corp.                       2,000,000           2,000              0              0             2,000
          Net loss December 31, 2001                                                               (15,278)          (15,278)
                                                   ----------    -----------    ------------   ------------     -------------
          Balance, December 31, 2001               4,100,000     $     4,100    $         0    $   (39,835)      $   (35,735)
          Net loss December 31, 2002                                                               (11,408)          (11,408)
                                                   ----------    -----------    ------------   ------------     -------------
          Balance, December 31, 2002               4,100,000           4,100              0        (51,243)          (47,143)
          Net loss December 31, 2003                                                               (10,872)          (10,872)
                                                   ----------    -----------    ------------   ------------     -------------
          Balance, December 31, 2003               4,100,000           4,100              0        (62,115)          (58,015)
          Net loss, March 31, 2004                                                                  (5,190)           (5,190)
                                                   ----------    -----------    ------------   ------------     -------------
          Balance, March 31, 2004                  4,100,000     $     4,100    $         0    $   (67,305)      $   (63,205)
                                                   ==========    ===========    ============   ============     =============


See Accompanying Notes to Financial Statements.



                           DOMAIN REGISTRATION, CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                          THREE MONTHS ENDED MARCH 31,


                                                                                                                   July 10, 1996
                                                                                                                  (inception) to
                                                                                   March 31,      December 31,      December 31,
                                                                                        2004              2003              2004
                                                                                ------------     -------------      ------------

         Cash Flows From
         Operating Activities
             Net loss                                                           $     (5,190)    $      (2,994)     $   (67,305)
             Adjustments to reconcile net loss
             to cash (used in) operating activities:
             Changes in assets and liabilities
                (Increase) decrease in prepaid assets                                  1,350             1,350          (12,600)
                Increase decrease in accounts payable                                  2,085             1,069           16,085
                Increase in officer advances                                           1,799               575           60,865
                                                                                ------------     -------------      ------------
                  Net cash provided by (used in)
                     operating activities                                       $         44     $           0      $    (2,955)
                                                                                ------------     -------------      ------------
         Cash Flows From
         Investing Activities                                                   $          0     $           0      $         0
                                                                                ------------     -------------      ------------
         Cash Flows From
         Financing Activities
             Issuance of common stock                                                      0                 0            4,100
                                                                                ------------     -------------      ------------
                  Net cash provided by
                     financing activities                                       $          0     $           0      $     4,100
                                                                                ------------     -------------      ------------
                  Net increase decrease
                     in cash                                                    $         44     $           0      $     1,145

         Cash, beginning of period                                                     1,101             1,101      $         0
                                                                                ------------     -------------      ------------
         Cash, end of period                                                    $      1,145     $       1,101      $     1,145
                                                                                ============     =============      ============


See Accompanying Notes to Financial Statements.

                           DOMAIN REGISTRATION, CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2004


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

                           DOMAIN REGISTRATION, CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2004


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

         CASH

         For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of March 31, 2004 and December 31, 2003.

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

                           DOMAIN REGISTRATION, CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2004


NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

         In November 2003, the EITF reached a consensus on Issue 03-01, THE MEANING OF OTHER-THAN-TEMPORARY IMPAIRMENT AND ITS APPLICATION TO CERTAIN INVESTMENTS (EITF 03-01). EITF 03-01 establishes additional disclosure requirements for each category of FAS 115 investments in a loss position. Effective for years ending after December 15, 2003, companies must disclose the aggregate amount of unrealized losses, and the aggregate related fair value of their investments with unrealized losses. Those investments are required to be segregated by those in a loss position for less than 12 months and those in a loss position for greater than 12 months. Additionally, certain qualitative disclosures should be made to clarify a circumstance whereby an investment's fair value that is below cost is not considered other-than-temporary. The provisions of this consensus do not have a significant effect on our financial position or operating results.

         In November 2003, the EITF reached a consensus on Issue 03-10, APPLICATION OF EITF 02-16 BY RESELLERS TO SALES INCENTIVES OFFERED TO CONSUMERS BY MANUFACTURERS, addressing how a reseller is to account for the redemption of a manufacturer's coupon by a consumer at the reseller's location (EITF 03-10). EITF 03-10 eliminates the option that permitted resellers to report the value of the consideration received as a reduction in costs of goods sold, but rather mandates that it be recorded as revenue. EITF 03-10 is applicable to new arrangements, including modifications to existing arrangements, entered into in fiscal periods beginning after November 25, 2003. The provisions of this consensus do not have a significant effect on our financial position or operating results.

         REVENUE RECOGNITION

         Revenues are recognized as incurred. Revenues are from the registration of domain names through the website domain registration agreement with Verio, Inc. As of March 31, 2004, the Company had registered one domain name through its websites and received compensation from Verio.

                           DOMAIN REGISTRATION, CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2004

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

         NET LOSS PER COMMON SHARE

         Net loss per share is calculated in accordance with SFAS No. 128, "EARNINGS PER SHARE." The weighted-average number of common shares outstanding during each period is used to compute basic loss per share. Diluted loss per share is computed using the weighted averaged number of shares and dilutive potential common shares outstanding. Dilutive potential common shares are additional common shares assumed to be exercised. Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 4,100,000 for March 31, 2004 and December 31, 2003 and 2,745,484 since inception. As of March 31, 2004, December 31, 2003, and since inception, the Company had no dilutive potential common shares.

                           DOMAIN REGISTRATION, CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2004


NOTE 4.  INCOME TAXES

         There is no provision for income taxes for the period ended March 31, 2004, due to the net loss and no state income tax in Nevada, the state of the Company's domicile and operations. The Company's total deferred tax asset as of March 31, 2004 is as follows:

                  Net operating loss carry forward            $     63,876
                  Valuation allowance                         $    (63,876)

                  Net deferred tax asset                      $          0

         The net federal operating loss carry forward will expire between 2016 and 2024. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

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

                           DOMAIN REGISTRATION, CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2004


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

                                                     Suzy-Path Corp.            Bahamas Enterprises       Merged
                                                                                                          Companies

                  Cash                               $            1,376         $               0         $           1,376
                  Prepaid assets                                 13,050                         0                    13,050
                  Investment in subsidiary                       15,000                         0                    1,5000
                                                     ------------------         -----------------         -----------------
                  Total Assets                                   29,426                         0                    29,426

                  Officer payable                                15,000                    26,588                    41,588
                  Accounts payable                               13,500                     1,599                    15,099
                                                     ------------------         -----------------         -----------------
                  Total Liabilities                              28,500                    28,187                    56,687
                                                     ------------------         -----------------         -----------------

                  Common Stock                                    2,000                     2,100                     4,100
                  Accumulated deficit                            (1,074)                  (30,287)                  (31,361)
                                                     ------------------         -----------------         -----------------
                  Shareholders' equity (deficit)     $              926         $         (28,187)        $         (27,261)
                                                     ==================         =================         =================

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

                           DOMAIN REGISTRATION, CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2004

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

                  Important factors that could cause or contribute to such differences include those discussed under the caption entitled "Risk Factors," as well as those discussed elsewhere in this Form 10QSB.

Plan Implementation.

                  We are a development stage company with limited operations and very minimal revenues. We are unable to satisfy cash requirements without management's financial support. We anticipate that we will meet our cash requirements for the foreseeable future through the financial support of our management. Management's financial accommodations will be evidenced by non-interest bearing promissory notes between management and the Company.

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

Restated Financial Statements.

                  We had determined that the accounting treatment of the merger transaction between Bahamas Enterprises, Inc. and Suzy-Path, Corp. was incorrect. On October 9, 2001, we treated the merger of these entities as a business acquisition using the purchase method of accounting as described by SFAS No. 141, "Business Combinations." Upon subsequent review of the transaction, this was determined to be an incorrect treatment.

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

Financial Condition.

                  Our auditor's going concern opinion and the notation in the financial statements indicate that we do not have significant cash or other material assets and that we are relying on advances from stockholders, officers and directors to meet limited operating expenses. We do not have sufficient cash or other material assets or do we have sufficient operations or an established source of revenue to cover our operational costs that would allow us to continue as a going concern. We are insolvent in that we are unable to pay our debts in the ordinary course of business as they become due. Our financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts and classification of liabilities that might result should we be unable to continue as a going concern. We have a loss from inception through December 31, 2003 of $62,115 and a loss from inception through March 31, 2004 of $67,305.

                  We currently have cash of $1,145 and $12,600 in prepaid expenses that constitutes our total assets. We have no other liquid current assets and we have received nominal revenues from operations. During the quarter ended March 31, 2004, we had our first revenues from operations. These revenues from operations were only $44.57 and are not necessarily indicative of future operations.

                  As of December 31, 2003, giving effect to the restatement of the financial statements as of December 31, 2001 and December 31, 2002, the accumulated deficit during the development stage was $62,115. The restated accumulated deficit as of December 31, 2001 was $39,835 and as of December 31, 2002 was $51,243. The accumulated deficit as of March 31, 2003 was $62,115 and as of March 31, 2004 was $67,305, or an increase of $5,190.

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

Liquidity and Operational Results.

                  We have limited assets and liquidity. As of December 31, 2003, we had cash of approximately $1,101 and $13,950 in prepaid expenses. As of March 31, 2003, we had cash of approximately $1,145 and $12,600 in prepaid expenses. As a result of the prior restatement of our financial statements, no goodwill or other intangible assets are reflected. This restatement resulted in a reduction of our total assets by $1,700 of goodwill and an increase of the accumulated deficit by $1,700 as of December 31, 2002.

                  As of December 31, 2003, we had total liabilities of $73,066 and we had a negative net worth of $58,015. As of March 31, 2004, we had total liabilities of $76,950 and we had a negative net worth of $63,205.

                  We have had no revenues from inception through December 31, 2003. We had revenues of $44.57 during the period ended March 31, 2004. Our loss from inception through December 31, 2003 was $62,115 and from inception through March 31, 2004 was $67,349.

                  During the fiscal year ending December 31, 2003, we incurred expenses of $10,872 as compared to the fiscal year ended December 31, 2002 of $11,408 or a decreased of $536. During the fiscal quarter ending March 31, 2003, we incurred expenses of $5,190.

                  We have officer's advances of $59,066 from inception to December 31, 2003. The officer's advances as of December 31, 2002 were $54,094 or an increase of $4,972. The officer's advances as of March 31, 2004 were $60,865 or an increased from December 31, 2003 of $1,99 for the current quarter.

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




                                     PART II

                                OTHER INFORMATION

Item 1 - Legal Proceedings ................................................None

Item 2 - Changes in the Rights of the Company's
                  Security Holders ........................................None

Item 3 -.Defaults by the Company on its
                  Senior Securities .......................................None

Item 4 -          Submission of Matter to Vote of Security
                  Holders .................................................None

Item 5 -          Other Information.

Board Meeting.

                  Our board held four meetings during the current quarter, which were all special meetings by written consent.

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

Item 6 -.Exhibits and Reports on Form 8-K

                  There were no reports on Form 8-K filed during the quarter for which this report is filed. The following exhibits are filed with this report:

                  23.1 Consent of Kyle L. Tingle, CPA.

                  31.1 Certification of Chief Financial Officer.

                  31.2 Certification of Chief Executive Officer.

                  32.1 Section 906 Certification.

                  32.2 Section 906 Certification.

                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: May 21, 2004                 DOMAIN REGISTRATION, CORP.


                                    By: /s/ AMY HADLEY
                                        --------------------------
                                            Amy Hadley
                                           President and Director



                                    By: /s/ Scott Curtis Nilson
                                        ---------------------------------
                                            Scott Curtis Nilson
                                            Treasurer and Chief Financial
                                            Officer and Director