Form 10QSB
period 2004-06-30
DOMAIN REGISTRATION  CORP
filed 2004-08-16
CIK 1080908

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004.

                                        OR

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION FROM _______ TO ________.

                        COMMISSION FILE NUMBER 000-25487


                           DOMAIN REGISTRATION, CORP.
                         -------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)


              NEVADA                               88-0409159
   -------------------------------              ----------------
   (State or other jurisdiction of             (I.R.S. Employer
    incorporation or organization)            Identification No.)


  6767 W. TROPICANA AVENUE, SUITE 207
         LAS VEGAS, NEVADA                      89103
----------------------------------------      ---------
(Address of principal executive offices)       (Zip code)

Issuer's telephone number: (702) 248-1027


                                       N/A
                              ---------------------
                 (Former name, former address and former fiscal
                      year, if changed since last report.)


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

         At June 30, 2004, and as of the date hereof, there were outstanding 4,100,000 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes / /   No /X/

                                     PART I

                              FINANCIAL INFORMATION

Item 1.   Financial Statements


                           DOMAIN REGISTRATION, CORP.
                          (A Development Stage Company)

                                FINANCIAL REPORTS

                                  JUNE 30, 2004
                                DECEMBER 31, 2003

                           DOMAIN REGISTRATION, CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                                    CONTENTS







REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                  F-1
----------------------------------------------------------------------------

FINANCIAL STATEMENTS

   Balance Sheets                                                        F-2

   Statements of Income                                                  F-3

   Statements of Stockholders' Equity                                    F-4

   Statements of Cash Flows                                              F-5

   Notes to Financial Statements                                  F-6 - F-12
----------------------------------------------------------------------------

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


         To the Board of Directors
         Domain Registration, Corp.
         Las Vegas, Nevada


         I have audited the accompanying balance sheets of Domain Registration, Corp. (A Development Stage Company) as of June 30, 2004 and December 31, 2003, and the related statements of income, stockholders' equity, and cash flows for the three months and six months ended June 30, 2004 and the period July 10, 1996 (inception) through June 30, 2004. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

         I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

         In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Domain Registration, Corp. (A Development Stage Company) as of June 30, 2004, December 31, 2003 and the results of its operations and cash flows for the three months and six months ended June 30, 2004 and the period July 10, 1996 (inception) through June 30, 2004, in conformity with U.S. generally accepted accounting principles.

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




         Kyle L. Tingle, CPA, LLC

         July 24, 2004
         Las Vegas, Nevada


                           DOMAIN REGISTRATION, CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS


                                                                                                      June 30,     December 31,
                                                                                                          2004             2003
                                                                                                 -------------     ------------


                                                                     ASSETS

          CURRENT ASSETS
               Cash                                                                              $       1,145     $      1,101
               Prepaid expenses                                                                         11,250           13,950
                                                                                                 -------------     ------------

                      Total current assets                                                       $      12,395     $     15,051
                                                                                                 -------------     ------------


                             Total assets                                                        $      12,395     $     15,051
                                                                                                 =============     ============


                                                      LIABILITIES AND STOCKHOLDERS' EQUITY
          CURRENT LIABILITIES
               Accounts payable                                                                  $      14,000     $     14,000
               Officers advances (Note 5)                                                               64,610           59,066
                                                                                                 -------------     ------------

                      Total current liabilities                                                  $      78,610     $     73,066
                                                                                                 -------------     ------------


          STOCKHOLDERS' EQUITY
               Common stock: $.001 par value;
                  authorized 50,000,000 shares;
                  issued and outstanding:
                  4,100,000 shares at December 31, 2003:                                         $                 $      4,100
   4,100,000 shares at June 30, 2004;                                                                    4,100
               Additional paid in capital                                                                    0                0
               Accumulated deficit during development stage                                            (70,315)         (62,115)
                                                                                                 -------------    -------------

                      Total stockholders' equity                                                 $     (66,215)    $    (58,015)
                                                                                                 -------------    -------------

                             Total liabilities and
                             stockholders' equity                                                $      12,395     $     15,051
                                                                                                 =============     ============




         See Accompanying Notes to Financial Statements.



                           DOMAIN REGISTRATION, CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF INCOME


                                                                                                                  July 10, 1996
                                                     Three months ended                   Six months ended       (inception) to
                                                  June 30,         June 30,         June 30,          June 30,         June 30,
                                                      2004             2003             2004              2003             2004
                                            --------------    -------------     ------------     -------------     ------------

       Revenues                             $            0    $           0     $         44     $           0     $         44

       Cost of revenue                                   0                                 0                 0                0
                                            --------------    -------------     ------------     -------------     ------------

                  Gross profit              $            0    $           0     $         44     $           0     $         44
       General, selling and
          administrative expenses
             Operating expenses                      3,010            2,809            8,244             5,803           70,359
                                            --------------    -------------     ------------     -------------     ------------
                  Operating loss            $       (3,010)   $      (2,809)    $     (8,200)    $      (5,803)    $    (70,315)

       Nonoperating income (expense)                     0                0                0                 0                0
                                            --------------    -------------     ------------     -------------     ------------

          Net loss                          $       (3,010)   $      (2,809)    $     (8,200)    $     (5,803)     $    (70,315)
                                            ==============    =============     ============     =============     ============


          Net loss per share, basic
          and diluted (Note 2)              $       (0.00)     $     (0.00)     $      (0.00)      $     (0.00)     $     (0.02)
                                            ==============    =============     ============     =============     ============

          Average number of shares
          of common stock outstanding            4,100,000        4,100,000        4,100,000         4,100,000        2,788,105
                                            ==============    =============     ============     =============     ============








         See Accompanying Notes to Financial Statements.



                           DOMAIN REGISTRATION, CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                                    Accumulated
                                                                                                       (Deficit)
                                                                                      Additional        During
                                                              Common Stock              Paid-In      Development
                                                     -----------------------------
                                                          Shares          Amount        Capital         Stage            Total
                                                     -------------     -----------    -----------    -----------     --------------

          Sale of stock,  July 10, 1996                  2,100,000     $     2,100    $         0    $         0     $       2,100
          Net loss, December 31, 1996                                                                     (2,100)           (2,100)
                                                     -------------     -----------    -----------    ------------    --------------

          Balance, December 31, 1996                     2,100,000     $     2,100    $         0    $    (2,100)    $           0
          Net loss, December 31, 1997                                                                          0                 0
                                                     -------------     -----------    -----------    -----------     -------------

          Balance, December 31, 1997                     2,100,000     $     2,100    $         0    $    (2,100)    $           0
          Net loss, December 31, 1998                                                                          0                 0
                                                     -------------     -----------    -----------    -----------     -------------

          Balance, December 31, 1998                     2,100,000     $     2,100    $         0    $    (2,100)    $      (2,100)

          February 2, 1999, changed from no
              par value to $.001                                            (2,079)         2,079
          February 2, 1999, forward stock
              split 100:1                                                    2,079         (2,079)
          Net loss, December 31, 1999                                                                    (15,244)          (15,244)
                                                     -------------     -----------    -----------    ------------    --------------

          Balance, December 31, 1999                     2,100,000     $     2,100    $         0    $   (17,344)    $     (15,244)
          Net loss, December 31, 2000                                                                     (7,213)           (7,213)
                                                     -------------     -----------    -----------    ------------    --------------

          Balance, December 31, 2000                     2,100,000     $     2,100    $         0    $   (24,557)    $     (22,457)
          Issuance of stock in merger with
             Suzy-Path Corp.                             2,000,000           2,000              0              0             2,000
          Net loss December 31, 2001                                                                     (15,278)          (15,278)
                                                     -------------     -----------    -----------    ------------    --------------

          Balance, December 31, 2001                     4,100,000     $     4,100    $         0    $   (39,835)    $     (35,735)
          Net loss December 31, 2002                                                                     (11,408)          (11,408)
                                                     -------------     -----------    -----------    ------------    --------------

          Balance, December 31, 2002                     4,100,000           4,100              0        (51,243)          (47,143)
          Net loss December 31, 2003                                                                     (10,872)          (10,872)
                                                     -------------     -----------    -----------    ------------    --------------

          Balance, December 31, 2003                     4,100,000           4,100              0        (62,115)          (58,015)
          Net loss, June 30, 2004                                                                         (8,200)           (8,200)
                                                     -------------     -----------    -----------    ------------    --------------

          Balance, June 30, 2004                         4,100,000     $     4,100    $         0    $   (70,315)    $     (66,215)
                                                     =============     ===========    ===========    ============    ==============



         See Accompanying Notes to Financial Statements.


                           DOMAIN REGISTRATION, CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS


                                                                                                                     July 10, 1996
                                                     Three months ended                    Six months ended        (inception) to
                                                  June 30,         June 30,         June 30,          June 30,         June 30,
                                                      2004             2003             2004              2003             2004
                                            --------------    -------------     ------------     -------------     ------------


         Cash Flows From
         Operating Activities
             Net loss                       $       (3,010)   $      (2,809)    $     (8,200)    $      (5,803)    $    (70,315)
             Changes in assets and liabilities
                (Increase) decrease in
                    prepaid assets                   1,350            1,350            2,700             2,700          (11,250)
                Increase (decrease) in
                    accounts payable                (2,085)          (1,069)               0                 0           14,000
                                            ---------------   --------------    ------------     -------------     ------------

                  Net cash (used in)
                     operating activities   $       (3,745)   $      (2,528)    $     (5,500)    $      (3,103)    $    (67,565)
                                            --------------    -------------     ------------     -------------     ------------

         Cash Flows From
         Investing Activities               $            0    $           0     $          0     $           0     $          0
                                            --------------    -------------     ------------     -------------     ------------

         Cash Flows From
         Financing Activities
             Issuance of common stock                    0                0                0                 0            4,100
             Increase in officer advances            3,745            2,528            5,544             3,103           64,610
                                            --------------    -------------     ------------     -------------     ------------
                  Net cash provided by
                     financing activities   $        3,745    $       2,528     $      5,544     $       3,103     $     68,710
                                            --------------    -------------     ------------     -------------     ------------

                  Net increase in cash      $            0    $           0     $         44     $           0     $      1,145

         Cash, beginning of period                   1,145            1,101            1,101             1,101     $          0
                                            --------------    -------------     ------------     -------------     ------------

         Cash, end of period                $        1,145    $       1,101     $      1,145     $       1,101     $      1,145
                                            ==============    =============     ============     =============     ============




         See Accompanying Notes to Financial Statements.

                           DOMAIN REGISTRATION, CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004


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

                           DOMAIN REGISTRATION, CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004


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

         CASH

         For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of June 30, 2004 and December 31, 2003.

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

                           DOMAIN REGISTRATION, CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004


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

         REVENUE RECOGNITION

         Revenues are recognized as incurred. Revenues are from the registration of domain names through the website domain registration agreement with Verio, Inc. As of June 30, 2004, the Company had registered one domain name through its websites and received compensation from Verio.

                           DOMAIN REGISTRATION, CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004

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

         Based upon Rule 12g-3(a) of the rules promulgated under the Securities Exchange Act of 1934, as amended, Domain Registration, Corp. became the surviving entity for reporting purposes to the Securities and Exchange Commission. Based upon the terms of the merger agreement, the 4,100,000 issued and outstanding shares of Suzy-Path, Corp. were automatically converted to the same number of shares in Domain Registration, Corp. Each of the shareholders of Suzy-Path, Corp. exchanged his or her stock for the stock of the Company.

         Domain Registration, Corp. was organized July 31, 2001 under the laws of the State of Nevada. The Company authorized 50,000,000 shares of common stock.

         The Company has not authorized any preferred stock.

         NET LOSS PER COMMON SHARE

         Net loss per share is calculated in accordance with SFAS No. 128, "EARNINGS PER SHARE." The weighted-average number of common shares outstanding during each period is used to compute basic loss per share. Diluted loss per share is computed using the weighted averaged number of shares and dilutive potential common shares outstanding. Dilutive potential common shares are additional common shares assumed to be exercised.
         Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 4,100,000 for June 30, 2004 and December 31, 2003 and 2,788,105 since inception. As of June 30, 2004, December 31, 2003, and since inception, the Company had no dilutive potential common shares.

                           DOMAIN REGISTRATION, CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004


NOTE 4.  INCOME TAXES

         There is no provision for income taxes for the period ended June 30, 2004, due to the net loss and no state income tax in Nevada, the state of the Company's domicile and operations. The Company's total deferred tax asset as of June 30, 2004 is as follows:

         The components of the Company's deferred tax asset as of June 30, 2004 and December 31, 2003 is as follows:

                                                   2004              2003
                                              -------------     -------------
         Net operating loss carryforward     $      24,610     $      17,935
         Valuation allowance                       (24,610)          (17,935)
                                             --------------    --------------

         Net deferred tax asset              $           0     $           0
                                             =============     =============

         A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:
                                                        Three Months Ended

                                                        2004              2003
                                               -------------     -------------
        Tax at statutory rate                  $       1,816     $       1,048
        Increase in valuation allowance               (1,816)           (1,048)
                                               --------------    --------------

        Net deferred tax asset                 $           0     $           0
                                               =============     =============

                                                          Six Months Ended

                                                        2004              2003    Since Inception
                                               -------------     -------------    ---------------
        Tax at statutory rate                  $       2,031     $       2,870    $      24,610
        Increase in valuation allowance               (2,031)           (2,870)         (24,610)
                                               --------------    --------------   --------------

        Net deferred tax asset                 $           0     $           0    $           0
                                               =============     =============    =============


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

                           DOMAIN REGISTRATION, CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004

NOTE 5.  GOING CONCERN

         The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have significant cash of other material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The stockholders, officers, and directors have committed to advancing certain of the operating costs of the company. The officers of the Company have advanced $64,610 and $59,066 as of June 30, 2004 and December 31, 2003, respectively.

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

                           DOMAIN REGISTRATION, CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004

NOTE 8.  BUSINESS COMBINATIONS (CONTINUED)



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

                  Our officers have agreed to fund our "burn rate," and expenses of having us comply with the federal securities laws (and being a public company) and have orally agreed to extend, if required, a "line of credit" in the amount of $10,000, without interest, to implement our marketing plan. The original line of credit expired on August 31, 2002. The line of credit has been extended a number of times. This line of credit now expires on September 30, 2004. Each advance under the line of credit will be evidenced by a non-interest bearing promissory note, all due and payable on December 31, 2005. Although we expect to generate sufficient revenues to repay the line of credit before December 31, 2005, it is impossible at this time for us to predict the amount of our revenues. As of the date hereof, no funds have been drawn down on the line of credit. These agreements may not be enforceable.

                  Over the next twelve months, we plan to market our web sites and we will do domain registration and web hosting referrals. We had intended to commence the marketing of our web sites prior to the end of the current quarter, we have extended this date and we now intend to commence the marketing of our web sites on or before September 30, 2004.

                  We will require additional funds to market our web sites. Our cost of maintaining the web sites, without any marketing costs and expense, should not exceed the sum of $80.00 per month. We were obligated through September 28, 2003 to Verio in connection with this expense. We are now obligated to Verio through September 28, 2004. We had requested a one-year extension and on October 28, 2003, Verio orally confirmed that they would maintain us in the WARP program. We may request up to two additional one year extensions of the agreement provided we make each such extension request in writing not more than 180 days and not less than 90 days before the expiration of the then current term. The officers and directors have agreed to fund our "burn rate," pay the expenses of having us comply with the federal securities laws (and being a public company) and have orally agreed to extend, if required, a "line of credit" in the amount of $10,000, without interest, to implement our marketing plan. Upon implementation of our marketing plan, we expect that our "burn rate" will increase to approximately $800 per month. Not to exceed $500 per month will be expended for maintaining our web sites and for the strategic listing of our web sites with major search engines. The balance of approximately $300 will be utilized in connection with establishing reciprocal click-through agreements with complementary web sites and for the expenses of having us comply with the federal securities laws. The current line of credit will expire on September 30, 2004 and will be repaid on or after December 31, 2005. As of the date hereof, no funds have been drawn down on the line of credit. We intend to draw down funds on the line of credit prior to September 30, 2004. These agreements may not be enforceable. There is no assurance that we will be able to obtain financing for our business development. If adequate funds are not available to us, we believe that our business development will be adversely affected.

                  Our first goal is to complete the development of our web sites. Verio will assist us in designing our web sites. The nature and extent of the development consists of designing a so-called "user-friendly" web sites that details the services available and hyperlinks to the more detailed presentation utilized by Verio. We had originally anticipated that our designing of the web sites would occur after we receive the first disbursement of funds and prior to September 28, 2004 at a total cost of not to exceed $1,500, with the strategic listing of the to occur prior to September 30, 2004. We now intend to commence the designing of the web sites on or before September 30, 2004. Our primary web site will be HTTP://WWW.E-DOMAINREGISTRATIONCORP.COM and the other web sites will direct or hyperlink or point the viewer to the primary web site. Thereafter, prior to September 30, 2004, we will complete the strategic listing of our web sites with various search engines in order to increase our visibility. We do not anticipate that the initial cost of the strategic listing of our web sites to exceed the sum of $1,000.

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

                  Until such time as we market our web sites, if ever, we may not have revenues from our operations. We anticipate that if our web sites are properly marketed, we will generate revenues from the domain registration and web hosting referral business. There is no assurance that we will be successful in selling our services on our web sites. We have no other sources of revenue. As such, if we are not successful in this regard, we will be unable to achieve revenues under our current business plan.

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

Financial Condition.

                  Our auditor's going concern opinion and the notation in the financial statements indicate that we do not have significant cash or other material assets and that we are relying on advances from stockholders, officers and directors to meet limited operating expenses. We do not have sufficient cash or other material assets or do we have sufficient operations or an established source of revenue to cover our operational costs that would allow us to continue as a going concern. We are insolvent in that we are unable to pay our debts in the ordinary course of business as they become due. Our financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts and classification of liabilities that might result should we be unable to continue as a going concern. We have a loss from inception through December 31, 2003 of $62,115 and a loss from inception through June 31, 2004 of $70,315.

                  We currently have cash of $1,145 and $11,250 in prepaid expenses that constitutes our total assets. We have no other liquid current assets and we have received nominal revenues from operations. During the quarter ended March 31, 2004, we had our first revenues from operations. These revenues from operations were only $44.57 and are not necessarily indicative of future operations. During the current quarter, we had no revenues; however, we do expect nominal revenues and some reoccurring revenues for the quarter ended September 30, 2004 and for the year ended December 31, 2004.

                  As of December 31, 2003, giving effect to the restatement of the financial statements as of December 31, 2001 and December 31, 2002, the accumulated deficit during the development stage was $62,115. The restated accumulated deficit as of December 31, 2001 was $39,835 and as of December 31, 2002 was $51,243. The accumulated deficit as of March 31, 2003 was $62,115 and as of March 31, 2004 was $67,305, or an increase of $5,190. As at June 30, 2004, the accumulated deficit was $70,315 or an increase for the six months ended June 30, 2004 of $8,200.

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

                  Upon the implementation of a marketing plan and upon drawing down a line of credit prior to its expiration, we will be able to satisfy our cash requirements through December 31, 2005.

                  We are unable to predict our future income; accordingly, we do not know when our operating expenses and operating losses will cease and when we will begin reducing our accumulated deficit and commence repayment of the officers' advances.

Liquidity and Operational Results.

                  We have limited assets and liquidity. As of December 31, 2003, we had cash of approximately $1,101 and $13,950 in prepaid expenses. As of June 30, 2003, we had cash of approximately $1,145 and $11,250 in prepaid expenses.

                  As a result of a prior restatement of our financial statements, no goodwill or other intangible assets are reflected. The prior restatement resulted in a reduction of our total assets by $1,700 of goodwill and an increase of the accumulated deficit by $1,700 as of December 31, 2002.

                  As of December 31, 2003, we had total liabilities of $73,066 and we had a negative net worth of $58,015. As of June 30, 2004, we had total liabilities of $78,610 and we had a negative net worth of $66,215.

                  We have had no revenues from inception through December 31, 2003. We had revenues of $44.57 during the period ended March 31, 2004 and no revenues for the period ending June 30, 2004. Our loss from inception through December 31, 2003 was $62,115 and from inception through June 30, 2004 was $70,315.

                  During the fiscal year ending December 31, 2003, we incurred expenses of $10,872 as compared to the fiscal year ended December 31, 2002 of $11,408 or a decreased of $536. During the fiscal quarter ending June 30, 2003, we incurred expenses of $5,800 and during the fiscal quarter ending June 30, 2004, we incurred expenses of $8,244 or an increase of $2,444.

                  We have officer's advances of $59,066 from inception to December 31, 2003. The officer's advances as of December 31, 2002 were $54,094 or an increase of $4,972. The officer's advances as of June 30, 2004 were $60,865 or an increased from December 31, 2003 of $5,540.

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

Item 1 - Legal Proceedings ................................................None

Item 2 - Changes in the Rights of the Company's
         Security Holders .................................................None

Item 3 - Defaults by the Company on its
         Senior Securities ................................................None

Item 4 - Submission of Matter to Vote of Security
         Holders ..........................................................None

Item 5 - Other Information.

Board Meeting.

                  Our board held three meetings during the current quarter, which were all special meetings by written consent.

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

Dated: August 16, 2004              DOMAIN REGISTRATION, CORP.


                              By: /s/ AMY HADLEY
                                  ----------------------
                                  Amy Hadley
                                  President and Director



                              By: /s/ SCOTT CURTIS NILSON
                                  ----------------------
                                  Scott Curtis Nilson
                                  Treasurer and Chief Financial
                                  Officer and Director