Form 10QSB
period 2004-09-30
DOMAIN REGISTRATION  CORP
filed 2004-11-15
CIK 1080908

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004.

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

         At September 30, 2004, and as of the date hereof, there were outstanding 4,100,000 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes / /   No /X/

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS












                           DOMAIN REGISTRATION, CORP.
                          (A Development Stage Company)

                                FINANCIAL REPORTS

                               SEPTEMBER 30, 2004
                                DECEMBER 31, 2003

                           DOMAIN REGISTRATION, CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                                    CONTENTS



REPORT OF INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM                                                              F-1
________________________________________________________________________________

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

   Statements of Cash Flows                                                  F-5

   Notes to Financial Statements                                          F-6-12
________________________________________________________________________________

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
Domain Registration, Corp.
Las Vegas, Nevada


I have audited the accompanying balance sheets of Domain Registration, Corp. (A Development Stage Company) as of September 30, 2004 and December 31, 2003, and the related statements of income, stockholders' equity, and cash flows for the three months and nine months ended September 30, 2004 and the period July 10, 1996 (inception) through September 30, 2004. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Domain Registration, Corp. (A Development Stage Company) as of September 30, 2004, December 31, 2003 and the results of its operations and cash flows for the three months and nine months ended September 30, 2004 and the period July 10, 1996 (inception) through September 30, 2004, in conformity with U.S. generally accepted accounting principles.

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




Kyle L. Tingle, CPA, LLC

November 4, 2004
Las Vegas, Nevada



                           DOMAIN REGISTRATION, CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS


                                                        September 30,       December 31,
                                                                 2004               2003
                                                        _____________       ____________
                                     ASSETS

CURRENT ASSETS
     Cash                                                 $  1,145           $  1,101
     Prepaid expenses                                        9,900             13,950
                                                          ________           ________
            Total current assets                          $ 11,045           $ 15,051
                                                          ________           ________
                   Total assets                           $ 11,045           $ 15,051
                                                          ========           ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                     $ 13,500           $ 14,000
     Officers advances (Note 5)                             66,619             59,066
                                                          ________           ________
            Total current liabilities                     $ 80,119           $ 73,066
                                                          ________           ________


STOCKHOLDERS' EQUITY
     Common stock: $.001 par value;
        authorized 50,000,000 shares;
        issued and outstanding:
        4,100,000 shares at December 31, 2003:            $                  $  4,100
        4,100,000 shares at September 30, 2004;                                 4,100
     Additional paid in capital                                  0                  0
     Accumulated deficit during development stage          (73,174)           (62,115)
                                                          ________           ________
            Total stockholders' equity                    $(69,074)          $(58,015)
                                                          ________           ________
                   Total liabilities and
                   stockholders' equity                   $ 11,045           $ 15,051
                                                          ========           ========


                 See Accompanying Notes to Financial Statements.




                           DOMAIN REGISTRATION, CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF INCOME


                                                                                                                  July 10, 1996
                                           Three months ended                     Nine months ended              (inception) to
                                     September 30,     September 30,       September 30,     September 30,        September 30,
                                              2004              2003                2004              2003                 2004
                                     _____________     _____________       _____________     _____________       ______________

Revenues                              $        0        $        0          $       44        $        0           $       44

Cost of revenue                                0                 0                   0                 0                    0
                                      __________        __________          __________        __________           __________
           Gross profit               $        0        $        0          $       44        $        0           $       44

General, selling and
   administrative expenses
      Operating expenses                   2,859             2,363              11,103             8,166               73,218
                                      __________        __________          __________        __________           __________
           Operating loss             $   (2,859)       $   (2,363)         $  (11,059)       $   (8,166)          $  (73,174)

Nonoperating income (expense)                  0                 0                   0                 0                    0
                                      __________        __________          __________        __________           __________
   Net loss                           $   (2,859)       $   (2,363)         $  (11,059)       $   (8,166)          $  (73,174)
                                      ==========        ==========          ==========        ==========           ==========

   Net loss per share, basic
   and diluted (Note 2)               $    (0.00)       $    (0.00)         $    (0.00)       $    (0.00)          $    (0.03)
                                      ==========        ==========          ==========        ==========

   Average number of shares
   of common stock outstanding         4,100,000         4,100,000           4,100,000         4,100,000            2,828,552
                                      ==========        ==========          ==========        ==========           ==========


                 See Accompanying Notes to Financial Statements.




                           DOMAIN REGISTRATION, CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                Accumulated
                                                                                 (Deficit)
                                           Common Stock          Additional       During
                                      ______________________      Paid-In       Development
                                       Shares        Amount       Capital          Stage         Total
                                      _________     ________     __________     ___________     ________

Sale of stock,  July 10, 1996         2,100,000     $ 2,100       $     0        $      0       $  2,100
Net loss, December 31, 1996                                                        (2,100)        (2,100)
                                      _________     _______       _______        ________       ________

Balance, December 31, 1996            2,100,000     $ 2,100       $     0        $ (2,100)      $      0
Net loss, December 31, 1997                                                             0              0
                                      _________     _______       _______        ________       ________

Balance, December 31, 1997            2,100,000     $ 2,100       $     0        $ (2,100)      $      0
Net loss, December 31, 1998                                                             0              0
                                      _________     _______       _______        ________       ________

Balance, December 31, 1998            2,100,000     $ 2,100       $     0        $ (2,100)      $ (2,100)

February 2, 1999, changed from no
    par value to $.001                               (2,079)        2,079
February 2, 1999, forward stock
    split 100:1                                       2,079        (2,079)
Net loss, December 31, 1999                                                       (15,244)       (15,244)
                                      _________     _______       _______        ________       ________

Balance, December 31, 1999            2,100,000     $ 2,100       $     0        $(17,344)      $(15,244)
Net loss, December 31, 2000                                                        (7,213)        (7,213)
                                      _________     _______       _______        ________       ________

Balance, December 31, 2000            2,100,000     $ 2,100       $     0        $(24,557)      $(22,457)
Issuance of stock in merger with
   Suzy-Path Corp.                    2,000,000       2,000             0               0          2,000
Net loss December 31, 2001                                                        (15,278)       (15,278)
                                      _________     _______       _______        ________       ________

Balance, December 31, 2001            4,100,000     $ 4,100       $     0        $(39,835)      $(35,735)
Net loss December 31, 2002                                                        (11,408)       (11,408)
                                      _________     _______       _______        ________       ________

Balance, December 31, 2002            4,100,000       4,100             0         (51,243)       (47,143)
Net loss December 31, 2003                                                        (10,872)       (10,872)
                                      _________     _______       _______        ________       ________

Balance, December 31, 2003            4,100,000       4,100             0         (62,115)       (58,015)
Net loss, September 30, 2004                                                      (11,059)       (11,059)
                                      _________     _______       _______        ________       ________

Balance, September 30, 2004           4,100,000     $ 4,100       $     0        $(73,174)      $(69,074)
                                      =========     =======       =======        ========       ========


                 See Accompanying Notes to Financial Statements.




                           DOMAIN REGISTRATION, CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS


                                                                                                                  July 10, 1996
                                           Three months ended                     Nine months ended              (inception) to
                                     September 30,     September 30,       September 30,     September 30,        September 30,
                                              2004              2003                2004              2003                 2004
                                     _____________     _____________       _____________     _____________       ______________

Cash Flows From
Operating Activities
    Net loss                            $(2,859)          $(2,363)           $(11,059)          $(8,166)$            (73,174)
    Changes in assets and liabilities
       (Increase) decrease in
           prepaid assets                 1,350             1,350               2,700             4,050               (9,900)
       Increase (decrease) in
           accounts payable                (500)                0                (500)                0               13,500
                                        _______           _______            ________           _______             ________

         Net cash (used in)
            operating activities        $(2,009)          $(1,013)           $ (7,509)          $(4,116)            $(69,574)
                                        _______           _______            ________           _______             ________

Cash Flows From
Investing Activities                    $     0           $     0            $      0           $     0             $      0
                                        _______           _______            ________           _______             ________

Cash Flows From
Financing Activities
    Issuance of common stock                  0                 0                   0                 0                4,100
    Increase in officer advances          2,009             1,013               7,553             4,116               66,619
                                        _______           _______            ________           _______             ________
         Net cash provided by
            financing activities        $ 2,009           $ 1,013            $  7,553           $ 4,116             $ 70,719
                                        _______           _______            ________           _______             ________

         Net increase in cash           $     0           $     0            $     44           $     0             $  1,145

Cash, beginning of period                 1,145             1,101               1,101             1,101             $      0
                                        _______           _______            ________           _______             ________

Cash, end of period                     $ 1,145           $ 1,101            $  1,145           $ 1,101             $  1,145
                                        =======           =======            ========           =======             ========


                 See Accompanying Notes to Financial Statements.


                           DOMAIN REGISTRATION, CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004


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

                           DOMAIN REGISTRATION, CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004


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

CASH

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of September 30, 2004 and December 31, 2003.

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

                           DOMAIN REGISTRATION, CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004


NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149 (SFAS 149), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends SFAS 133 to provide clarification on the financial accounting and reporting for derivative instruments and hedging activities and requires similar accounting treatment for contracts with comparable characteristics. We do not believe the adoption of SFAS 149, effective primarily for contracts entered into or modified after September 30, 2003 and for hedging relationships designated after September 30, 2003, will have a material effect on our financial statements.

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

REVENUE RECOGNITION

Revenues are recognized as incurred. Revenues are from the registration of domain names through the website domain registration agreement with Verio, Inc. As of September 30, 2004, the Company had registered one domain name through its websites and received compensation from Verio.

                           DOMAIN REGISTRATION, CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004


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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 4,100,000 for September 30, 2004 and December 31, 2003 and 2,828,552 since inception. As of September 30, 2004, December 31, 2003, and since inception, the Company had no dilutive potential common shares.

                           DOMAIN REGISTRATION, CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004


NOTE 4.  INCOME TAXES

There is no provision for income taxes for the period ended September 30, 2004, due to the net loss and no state income tax in Nevada, the state of the Company's domicile and operations. The Company's total deferred tax asset as of September 30, 2004 is as follows:

The components of the Company's deferred tax asset as of September 30, 2004 and December 31, 2003 is as follows:

                                               2004            2003
                                             ________        ________

       Net operating loss carryforward       $ 25,611        $ 17,935
       Valuation allowance                    (25,611)        (17,935)
                                             ________        ________

       Net deferred tax asset                $      0        $      0
                                             ========        ========

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:

                                              Three Months Ended
                                             ____________________
                                              2004         2003
                                             _______      _______

       Tax at statutory rate (35%)           $ 1,001      $   827
       Increase in valuation allowance        (1,001)        (827)
                                             _______      _______

       Net deferred tax asset                $     0      $     0
                                             =======      =======

                                              Nine Months Ended
                                             ____________________
                                                                        Since
                                              2004         2003        Inception
                                             _______      _______      ________

       Tax at statutory rate (35%)           $ 3,870      $ 2,858      $ 25,611
       Increase in valuation allowance        (3,870)      (2,858)      (25,611)
                                             _______      _______      ________

       Net deferred tax asset                $     0      $     0      $      0
                                             =======      =======      ========


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

                           DOMAIN REGISTRATION, CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004


NOTE 5.  GOING CONCERN

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have significant cash of other material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and raises substantial doubt for it to continue as a going concern. The stockholders, officers, and directors have committed to advancing certain of the operating costs of the company. The officers of the Company have advanced $66,619 and $59,066 as of September 30, 2004 and December 31, 2003, respectively.

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

                           DOMAIN REGISTRATION, CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004


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

     Our officers have agreed to fund our "burn rate," and expenses of having us comply with the federal securities laws (and being a public company) and have orally agreed to extend, if required, a "line of credit" in the amount of $10,000, without interest, to implement our marketing plan. The original line of credit expired on August 31, 2002. The line of credit has been extended a number of times. This line of credit now currently expires on December 31, 2004. Each advance under the line of credit will be evidenced by a non-interest bearing promissory note, all due and payable on December 31, 2005. Although we expect to generate sufficient revenues to repay the line of credit before December 31, 2005, it is impossible at this time for us to predict the amount of our revenues. As of the date hereof, no funds have been drawn down on the line of credit. These agreements may not be enforceable.



     Over the next twelve months, we plan to market our web sites and we will do domain registration and web hosting sales. We had intended to commence the marketing of our web sites prior to the end of the current quarter, we have extended this date and we now intend to commence the marketing of our web sites on or before December 31, 2004.

     We will require additional funds to market our web sites. Our cost of maintaining the web sites, without any marketing costs and expense, should not exceed the sum of $80.00 per month. We were obligated through September 28, 2003 to Verio in connection with this expense. We are now obligated to Verio through September 28, 2004. We had requested a one-year extension and on October 28, 2003, Verio orally confirmed that they would maintain us in the WARP program. We may request up to two additional one year extensions of the agreement provided we make each such extension request in writing not more than 180 days and not less than 90 days before the expiration of the then current term. The officers and directors have agreed to fund our "burn rate," pay off all offering expenses and expenses of having us comply with the federal securities laws (and being a public company) and have orally agreed to extend, if required, a "line of credit" in the amount of $10,000, without interest, to implement our marketing plan. Upon implementation of our marketing plan, we expect that our "burn rate" will increase to approximately $800 per month. Not to exceed $500 per month will be expended for maintaining our web sites and for the strategic listing of our web sites with major search engines. The balance of approximately $300 will be utilized in connection with establishing reciprocal click-through agreements with complementary web sites and for the expenses of having us comply with the federal securities laws. The current line of credit will expire on December 31,

2004 and will be repaid on or after December 31, 2005. As of the date hereof, no funds have been drawn down on the line of credit. We intend to draw down funds on the line of credit prior to December 31, 2004. These agreements may not be enforceable. There is no assurance that we will be able to obtain financing for our business development. If adequate funds are not available to us, we believe that our business development will be adversely affected.

     Our first goal is to complete the development of our web sites. Verio will assist us in designing our web sites. The nature and extent of the development consists of designing a so-called "user-friendly" web sites that details the services available and hyperlinks to the more detailed presentation utilized by Verio. We had originally anticipated that our designing of the web sites would occur after we receive the first disbursement of funds and prior to September 28, 2003 at a total cost of not to exceed $1,500, with the strategic listing of the to occur prior to December 30, 2003. We now intend to commence the designing of the web sites on or before December 31, 2004. Our primary web site will be http://www.e-domainregistrationcorp.com and the other web sites will direct or hyperlink or point the viewer to the primary web site. Thereafter, prior to March 31, 2005, we will complete the strategic listing of our web sites with various search engines in order to increase our visibility. We do not anticipate that the initial cost of the strategic listing of our web sites to exceed the sum of $1,000.

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

FINANCIAL CONDITION.

     Our auditor's going concern opinion and the notation in the financial statements indicate that we do not have significant cash or other material assets and that we are relying on advances from stockholders, officers and directors to meet limited operating expenses. We do not have sufficient cash or other material assets or do we have sufficient operations or an established source of revenue to cover our operational costs that would allow us to continue as a going concern. We are insolvent in that we are unable to pay our debts in the ordinary course of business as they become due. Our financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts and classification of liabilities that might result should we be unable to continue as a going concern. We have a loss from inception through December 31, 2003 of $62,115 and a loss from inception through September 30, 2004 of $73,174.

     We currently have cash of $1,145 and $9,900 in prepaid expenses that constitutes our total assets. We have no other liquid current assets and we have received nominal revenues from operations. During the first three quarters of 2004, we had our first revenues from operations. These revenues from operations were only $44.57 and are not necessarily indicative of future operations. During the current quarter, we had no revenues; however, we do expect nominal revenues and some reoccurring revenues for the year ended December 31, 2004

     As of December 31, 2003, giving effect to the restatement of the financial statements as of December 31, 2001 and December 31, 2002, the accumulated deficit during the development stage was $62,115. The restated accumulated deficit as of December 31, 2001 was $39,835 and as of December 31, 2002 was $51,243. The accumulated deficit as of December 31, 2003 was $62,115 and as of September 30, 2004 was $73,174, or an increase of $11,059 for the nine months then ended.

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

LIQUIDITY AND OPERATIONAL RESULTS.

     We have limited assets and liquidity. As of December 31, 2003, we had cash of approximately $1,101 and $13,950 in prepaid expenses. As of September 30, 2004, we had cash of approximately $1,145 and $9,900 in prepaid expenses.

     As a result of a prior restatement of our financial statements, no goodwill or other intangible assets are reflected. The prior restatement resulted in a reduction of our total assets by $1,700 of goodwill and an increase of the accumulated deficit by $1,700 as of December 31, 2002.

     As of December 31, 2003, we had total liabilities of $73,066 and we had a negative net worth of $58,015. As of September 30, 2004, we had total liabilities of $80,119 and we had a negative net worth of $69,074.

     We have had no revenues from inception through December 31, 2003. We had revenues of $44.57 during the period ended March 31, 2004 and no revenues for the period ending September 30, 2004. Our loss from inception through December 31, 2003 was $62,115 and from inception through September 30, 2004 was $73,174.

     During the fiscal year ending December 31, 2003, we incurred expenses of $10,872 as compared to the fiscal year ended December 31, 2002 of $11,408 or a decreased of $536. During the fiscal quarter ending September, 2003, we incurred expenses of $2,363 and during the fiscal quarter ending September 30, 2004, we incurred expenses of $2,859 or an increase of $496.

     We have officer's advances of $59,066 from inception to December 31, 2003. The officer's advances as of December 31, 2002 were $54,094 or an increase of $4,972. The officer's advances as of September 30, 2004 were $66,619 or an increased from December 31, 2003 of $7,553.

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


                                     PART II

                                OTHER INFORMATION

Item 1 - Legal Proceedings .................................................None

Item 2 - Changes in the Rights of the Company's
         Security Holders ..................................................None

Item 3 - Defaults by the Company on its
         Senior Securities .................................................None

Item 4 - Submission of Matter to Vote of Security
         Holders ...........................................................None

Item 5 - Other Information.

BOARD MEETING.

     Our board held two meetings during the current quarter, which were all special meetings by written consent.

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



Dated: November 12, 2004           DOMAIN REGISTRATION, CORP.


                                   By: /s/ AMY HADLEY
                                   _____________________________________
                                          Amy Hadley
                                          President and Director



                                   By: /s/ SCOTT CURTIS NILSON
                                   _____________________________________
                                           Scott Curtis Nilson
                                           Treasurer and Chief Financial
                                           Officer and Director