Form 10KSB
period 2004-12-31
DOMAIN REGISTRATION  CORP
filed 2005-03-29
CIK 1080908

Commission File No. 000-25487


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549


                                   FORM 10-KSB


              /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended: December 31, 2004

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


         Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

         Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendments to this Form 10-K. /X/

         As of December 31, 2004, there were 4,100,000 shares of the registrant's common stock, $.001 par value, outstanding.

         The aggregate market value of shares of common stock held by non-affiliates of the registrant, as of the last business day of registrant's most recently completed fiscal quarter, and as of the date hereof, is $-0-.

         State the registrant's revenues for the December 31, 2004 fiscal year:
$44.

                                TABLE OF CONTENTS



                                                                            Page

Item 1.  Description of Business. . . . . . . . . . . . . . . . . . . . . .   4

Item 2.  Description of Property. . . . . . . . . . . . . . . . . . . . . .  31

Item 3.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . .  32

Item 4.  Submission of Matter to Vote of
         Security Holders . . . . . . . . . . . . . . . . . . . . . . . . .  32

Item 5.  Market for Common Registrant Equity and
         Related Stockholder Matter . . . . . . . . . . . . . . . . . . . .  33

Item 6.  Management's Discussion and Analysis
         or Plan of Operation . . . . . . . . . . . . . . . . . . . . . . .  43

Item 7.  Financial Statements . . . . . . . . . . . . . . . . . . . . . . .  52

Item 7A  Quantitative and Qualitative Disclosures
         About Market Risk. . . . . . . . . . . . . . . . . . . . . . . . .  54

Item 8.  Changes in and Disagreements with
         Accountants on Accounting and Financial
         Disclosure . . . . . . . . . . . . . . . . . . . . . . . . . . . .  54

Item 9.  Directors, Executive Officers, Promoters
         and Control Persons; Compliance with
         Section 16(a) of the Exchange Act. . . . . . . . . . . . . . . . .  54

Item 9A. Controls and Procedures. . . . . . . . . . . . . . . . . . . . . .  56

Item 9B  Other Information. . . . . . . . . . . . . . . . . . . . . . . . .  57

Item 10. Executive Compensation . . . . . . . . . . . . . . . . . . . . . .  57

Item 11. Security Ownership of Certain
         Beneficial Owners and Management . . . . . . . . . . . . . . . . .  58

Item 12. Certain Relationships and
         Related Transactions . . . . . . . . . . . . . . . . . . . . . . .  60

Item 13. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . .  62

Item 14. Controls and Procedures. . . . . . . . . . . . . . . . . . . . . .  63

Item 15. Principal Accountant Fees and Services . . . . . . . . . . . . . .  63

         Signature and Certifications . . . . . . . . . . . . . . . . . . .  64

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

         We are now a referral agent and we will collect a selling commission for referring leads who become customers who purchase Verio's domain registration services, web hosting services and e-commerce services. Although we had an agreement with Verio since September 28, 2001, prior to December 31, 2003, we had not made any referrals of leads who had became customers of Verio as at December 31, 2003. As of the date hereof, three or more of our leads have become customers of Verio and have established web mail or web hosting accounts. These customers of Verio do not provide us with sufficient income to pay our debts in the ordinary course of business as they become due and we will be required to implement our marketing program discussed elsewhere in this report. We intend to implement our marketing program. We will have no business if we are unable to implement our business plan.

         The discussion contained herein contains "forward-looking statements" that involve risks and uncertainties. These statements may be identified by the use of terminology such as "believes," "expects," "may," "should" or anticipates" or expressing this terminology negatively or similar expressions or by discussions of strategy. The cautionary statements made in this Form 10KSB report should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10KSB report. Our actual results could differ materially from those discussed in this report.

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

D. Financial Condition.

         We currently have cash of $1,145 and $8,550 in prepaid expenses that constitutes our total assets. We have no other liquid current assets and we have received nominal revenue from operations. Our web sites have been accessed by visitors. We do not have income to pay our debts in the ordinary course of business as they become due. We have a loss from inception through December 31, 2004 of $76,058. Without the implementation of any marketing plan, our current "burn rate" is less than $80 per month. [We define "burn rate" as the amount of money that we spend or pay out or the obligation to pay is incurred by us. It does not take into account the source of the money and does not take into account whether the money spent or the obligation incurred is a capital expenditure or an expense. It is cash at the beginning and cash at the end. The burn rate can change as additional obligations are incurred.]

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

         We have had nominal revenues from operations or under the WARP program. The lack of revenues is predicated solely upon our failure to implement our marketing plan. Upon the implementation of our marketing plan, we believe that we will be able to obtain revenues. We had intended to implement our marketing plan on or before December 31, 2004. We did not implement the plan prior to said date and we now intend to implement the plan prior to September 30, 2005. We have no operating history and there is nothing at this time on which to base the assumption we will be able to achieve revenues and to operate profitably.

         The officers and directors have agreed to fund our "burn rate," and expenses of having us comply with the federal securities laws (and being a public company) and have orally agreed to extend, if required, a "line of credit" in the amount of $10,000, without interest, to implement our marketing plan. An original line of credit expired on August 31, 2002. On March 1, 2003, the officers reinstated the line of credit. The line of credit has been extended a number of times. This line of credit now currently expires on December 31, 2005. Each advance under the line of credit will be evidenced by a non-interest bearing promissory note, all due and payable on December 31, 2006. Although we expect to generate sufficient revenues to repay all or part of the line of credit before December 31, 2006, it is impossible at this time for us to predict the amount of our revenues. The officers and directors have agreed among themselves that the repayment of the line of credit (and other advances) will not impede, or be made conditional in any manner, to the continuous implementation of our marketing plan. As of the date hereof, no funds have been drawn down on the line of credit. These agreements may not be enforceable. As of December 31, 2004, the officers and directors had advanced $68,153 that is not part of the line of credit.

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

         Suzy-Path, Corp., prior to the share exchange of October 10, 2001 had intended to develop its web site, independent and separate from the Company's web sites. Amy Hadley had developed our marketing plan contemplating the implementation of the marketing plan by Suzy-Path, Corp. and us. We succeeded to the business and assets of Suzy-Path, Corp. and the joint implementation of the plan no longer was applicable. In October 2001, with the Company and Suzy-Path, Corp. combining, the marketing plan was determined to be unnecessary in the duplicative format and was consolidated. At the time of the business combination, with suzypathcorp.com domain name also becoming one of our assets, we decided to "point" or hyperlink the welcome page to the welcome page to be developed at e-domainregistration.com or domainandwebhosting.com. The welcome page is to be distinguished from our home page that will promote our referral business concept.

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

Principal Services.

         We are a referral agent and we collect a commission for referring qualified clients who purchase Verio's domain registration services and web hosting. On September 28, 2001, we entered into an agreement with Verio wherein we have been appointed as a non-exclusive authorized sales representative in the United States to solicit sales of Verio's services. These services include various domain registration services, web hosting services and e-commerce services. Our agreement commenced as of September 28, 2001 and remained in effect for two years. Under the agreement we may request up to three one-year extensions of the agreement. We requested a one year extension and on October 28, 2003, Verio orally confirmed that they would maintain us in the WARP program. To continue in the WARP program, we are now required to refer not less than three accounts that are web mail or better to Verio. As at December 31, 2004, we have referred sufficient leads that became customers to remain in the WARP program. We may request up to two additional one year extensions of the agreement provided we make each such extension request in writing not more than 180 days and not less than 90 days before the expiration of the then current term.

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

         Our web sites are at http://www.e-domainregistrationcorp.com and http://www.domainandwebhosting.com and our domain address at Verio is http://www.domainregistration.v-warp.com/ (our web sites and the linked contents to Verio's web sites do not form any part of this report).

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

         We have no operating history nor have we received any meaningful revenues or earnings from operations. We have no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until we have generated substantial revenues from customers registering domain names and/or utilizing web-hosting services.

2. Unless we obtain loans or additional funding, we may not be able to continue as a going concern.

         Our auditor's going concern opinion and the notation in the financial statements indicate that we do not have significant cash or other material assets and that we are relying on advances from stockholders, officers and directors to meet limited operating expenses. We are insolvent in that we are unable to pay our debts in the ordinary course of business as they become due. Our financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts and classification of liabilities that might result should we be unable to continue as a going concern. We will have a loss from inception through December 31, 2004 of $61,115.

         Without the implementation of any marketing plan, our current "burn rate" is less than $80 per month. Upon implementation of our marketing plan, we expect that our "burn rate" will increase to approximately $800 per month. Not to exceed $500 per month will be expended for the strategic listing of our web sites with major search engines. The balance will be utilized in connection with establishing reciprocal click-through agreements with complementary web site and for the expenses of having us comply with the federal securities laws. The officers and directors have agreed to fund our "burn rate," and expenses of having us comply with the federal securities laws (and being a public company) and have orally agreed to extend, if required, a "line of credit" in the amount of $10,000, without interest, to implement our marketing plan. The line of credit has been extended a number of times. This line of credit now currently expires on December 31, 2005. Each advance under the line of credit will be evidenced by a non-interest bearing promissory note, all due and payable on December 31, 2006. Although we expect to generate sufficient revenues to repay all or part of the line of credit before December 31, 2006, it is impossible at this time for us to predict the amount of our revenues. We intend to use the line of credit prior to December 31, 2005. As of the date hereof, no funds have been drawn down on the line of credit. These agreements may not be enforceable.

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

         We have a limited operating history. As of December 31, 2004, we had incurred losses of $76,058 and we expect losses to continue. There is nothing at this time on which to base an assumption that our business plan will prove successful, and there is no assurance that we will be able to operate profitably.

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

         We are authorized to issue a maximum of 50,000,000 shares of common shares. As of December 31, 2004, there were 4,100,000 shares issued and outstanding. The board of directors' authority to issue common stock without shareholder consent may dilute the value of your common stock.

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

Distribution.

         We deliver our referral services through our web sites. We currently have the domain names www.e-domainregistrationcorp.com and www.domainandwebhosting.com and Verio is our Internet service provider and web site developer. We no longer have the domain name of www.suzypathcorp.com. Except for Verio, we have not and do not intend to formulate any other relationships for the hosting, development or maintenance of a web site.

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

Customer Base.

         We have had limited visitors to our web sites and we have not received any meaningful revenues from any lead or prospective customers who have paid Verio. If we are not able to establish a customer base in the future, we will not be profitable.

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


ITEM 5.  MARKET FOR COMMON COMPANY EQUITY AND RELATED STOCKHOLDER MATTER.

Market Information and Market Price.

         There is no trading market for our common stock at present and there has been no trading market to date. Our common stock is not traded on any exchange. We plan to eventually seek listing on the OTC Bulletin Board System or in the Pink Sheets LLC internet-based quotation service entitled the "Pink Sheets."

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

         Once a priced quotation has been entered in the Pink Sheets computerized electronic quotation system, broker-dealers who are using the Pink Sheet electronic quotation service have access to price information from various market makers. Market makers can submit two sided, one sided or name only quotes in the Pink Sheets. The Pink Sheets will only accept quotations from Securities and Exchange Commission registered broker-dealers and market makers are subject to applicable federal and state securities laws and National Association of Securities Dealers Rules. Further, we have been informed that the Pink Sheets believes that adequate current information must be publicly available when an issuer's securities are quoted by a broker-dealer at various times, to include when securities that were sold initially in a private placement become freely traded in the over-the-counter market. Market makers must be subscribers and must have quotation privileges to "securities in the pink sheets." The NASD Regulation, Inc. reviews the market makers application and if cleared, it cannot be assumed by any investor that any federal, state or self regulatory requirements other than certain NASD rules and Rule 15c2-11 under the Securities Exchange Act of 1934, as amended, has been considered by the NASD Regulation, Inc. Further, the clearance should not be construed by any investor as indicating that the NASD Regulation, Inc., the Securities and Exchange Commission or any state securities commission have passed upon the accuracy or adequacy of any of the documents contained in our submission to the broker-dealer.

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

Shareholders.

         As of December 31, 2004 and as of the date hereof, we had 26 shareholders of record of our common stock.

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

                           Pacific Stock Transfer Company
                           500 E. Warm Springs, Suite 240
                           Las Vegas, Nevada 89119
                           (702) 361-3033
                           (702) 433-1979 (fax)

CUSIP Number.

                  Our CUSIP number is 25702N 10 7

Recent Sales of Unregistered Securities.

         The Company has not issued securities during the three year period preceding the date of this registration statement.

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

         Name                                 Number of Shares

         Felicia May Nilson                        500,000
         Stuart Curtis Nilson                      600,000
         Vickie L. Andre                           350,000
         Cheryl E. Solomon                          40,000
         Nicholas Cappele                           20,000
         Peggy Melilli                              20,000
         Dennis Melilli                             20,000
         Debra E. White                             30,000
         Keith Boivin                               30,000
         Patricia L. Martin                         30,000
         Charles L. Jones                           40,000
         Grace M. Jones                             40,000
         Laree E. Jones                             30,000
         Lew Huster                                 20,000
         Mitch C. Mullins                           30,000
         Gerald Edward Russo                        40,000
         David W. Wiedeman                          30,000
         Victoria J. Fisher                         30,000
         Gail Kunz                                  20,000
         Gary T. Peterson                           30,000
         Diana F. Peterson                          30,000
         Dorothy A. Guerra                          30,000
         Gilbert Guerra                             30,000
         Michael Browers                            30,000
         Julia Browers                              30,000
                                                 _________
                                                 2,100,000

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

         The original line of credit expired on August 31, 2002. The line of credit has been extended a number of times. This line of credit now expires on December 31, 2005. Each advance under the line of credit will be evidenced by a non-interest bearing promissory note, all due and payable on December 31, 2006. Although we expect to generate sufficient revenues to repay the line of credit before December 31, 2006, it is impossible at this time for us to predict the amount of our revenues. As of the date hereof, no funds have been drawn down on the line of credit. These agreements may not be enforceable.

         Over the next twelve months, we plan to market our web sites and we will do domain registration and web hosting sales. We now intend to commence the marketing of our web sites on or before September 30, 2005.

         We will require additional funds to market our web sites. Our cost of maintaining the web sites, without any marketing costs and expense, should not exceed the sum of $80.00 per month. We were obligated through September 28, 2003 to Verio in connection with this expense. We had requested a one-year extension and on October 28, 2003, Verio orally confirmed that they would maintain us in the WARP program. We may request up to two additional one year extensions of the agreement provided we make each such extension request in writing not more than

180 days and not less than 90 days before the expiration of the then current term. The officers and directors have agreed to fund our "burn rate," pay off all offering expenses and expenses of having us comply with the federal securities laws (and being a public company) and have orally agreed to extend, if required, a "line of credit" in the amount of $10,000, without interest, to implement our marketing plan. Upon implementation of our marketing plan, we expect that our "burn rate" will increase to approximately $800 per month. Not to exceed $500 per month will be expended for maintaining our web sites and for the strategic listing of our web sites with major search engines. The balance of approximately $300 will be utilized in connection with establishing reciprocal click-through agreements with complementary web sites and for the expenses of having us comply with the federal securities laws. The current line of credit will expire on December 31, 2005 and will be repaid on or after December 31, 2006. As of the date hereof, no funds have been drawn down on the line of credit. We intend to draw down funds on the line of credit prior to December 31, 2005. These agreements may not be enforceable. There is no assurance that we will be able to obtain financing for our business development. If adequate funds are not available to us, we believe that our business development will be adversely affected.

         Our first goal is to complete the development of our web sites. Verio will assist us in designing our web sites. The nature and extent of the development consists of designing a so-called "user-friendly" web sites that details the services available and hyperlinks to the more detailed presentation utilized by Verio. We had originally anticipated that our designing of the web sites would occur after we receive the first disbursement of funds and prior to September 28, 2003 at a total cost of not to exceed $1,500, with the strategic listing of the to occur prior to December 31, 2003. We have extended the commencement date and as of the date hereof, we now intend to commence the designing of the web sites on or before September 30, 2005. Our primary web site will be http://www.domainandwebhosting.com and the other web sites will direct or hyperlink or point the viewer to the primary web site. Thereafter, prior to December 31, 2005, we will complete the strategic listing of our web sites with various search engines in order to increase our visibility. We do not anticipate that the initial cost of the strategic listing of our web sites to exceed the sum of $1,000.

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

         Prior to the restatement of the financial statements, the goodwill, as of December 31, 2001 and December 31, 2003, net of amortization was $1,700.

         As of December 31, 2004, giving effect to the restatement of the financial statements as of December 31, 2001 and December 31, 2003, the accumulated deficit during the development stage was $62,115. The restated accumulated deficit as of December 31, 2001 was $39,835 and as of December 31, 2003 was $51,243.

Financial Condition.

         Our auditor's going concern opinion and the notation in the financial statements indicate that we do not have significant cash or other material assets and that we are relying on advances from stockholders, officers and directors to meet limited operating expenses. We do not have sufficient cash or other material assets or do we have sufficient operations or an established source of revenue to cover our operational costs that would allow us to continue as a going concern. We are insolvent in that we are unable to pay our debts in the ordinary course of business as they become due. Our financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts and classification of liabilities that might result should we be unable to continue as a going concern. We have a loss from inception through December 31, 2004 of $76,058.

         We currently have cash of $1,145 and $8,550 in prepaid expenses that constitutes our total assets. We have no other liquid current assets and we have received no revenue from operations. Our web sites may have been accessed by visitors. Our loss from inception through December 31, 2004 is $76,058. Without the implementation of any marketing plan, our current "burn rate" is less than $80 per month. Upon implementation of our marketing plan, we expect that our "burn rate" will increase to approximately $800 per month. Not to exceed $500 per month will be expended for maintaining our web sites and for the strategic listing of our web sites with major search engines. The balance of approximately $300 will be utilized in connection with establishing reciprocal click-through agreements with complementary web site and for the expenses of having us comply with the federal securities laws.

         Upon the implementation of a marketing plan and upon drawing down a line of credit prior to its expiration, we will be able to satisfy our cash requirements through December 31, 2006.

         We are unable to predict our future income; accordingly, we do not know when our operating expenses and operating losses will cease and when we will begin reducing our accumulated deficit and commence repayment of the officers' advances.

         We will have no business if we are unable to implement our business plan.

Liquidity and Operational Results.

         We have limited assets and liquidity. As of December 31, 2004, we had cash of approximately $1,145 and $8,550 in prepaid expenses. As a result of a prior restatement of our financial statements, no goodwill or other intangible assets are reflected.

         As of December 31, 2004, we had total liabilities of $81,653 and we had a negative net worth of $71,958.

         We have had nominal revenues from inception through December 31, 2004. Our loss from inception through December 31, 2004 was $76,058. Our loss for the year ended December 31, 2004 was $13,943 or an increase of $3,071 from the prior year.

         During the fiscal year ending December 31, 2004, we incurred expenses of $13,943 as compared to the fiscal year ended December 31, 2003 of $10,872 or an increase of $3,071.

         We have officer's advances of $68,153 from inception to December 31, 2004. The officer's advances as of December 31, 2003 were $59,066 or an increase of $9,087.

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

ITEM 7.  FINANCIAL STATEMENTS.












                           DOMAIN REGISTRATION, CORP.
                        (A Development Stage Enterprise)

                                FINANCIAL REPORTS

                                DECEMBER 31, 2004
                                DECEMBER 31, 2003

                           DOMAIN REGISTRATION, CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                    CONTENTS







INDEPENDENT AUDITOR'S REPORT ON THE FINANCIAL STATEMENTS                     F-1
________________________________________________________________________________

FINANCIAL STATEMENTS

   Balance Sheets                                                            F-2

   Statements of Income                                                      F-3

   Statements of Stockholders' Deficit                                       F-4

   Statements of Cash Flows                                                  F-5

   Notes to Financial Statements                                          F-6-11
________________________________________________________________________________

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
Domain Registration, Corp.
Las Vegas, Nevada


I have audited the accompanying balance sheets of Domain Registration, Corp. (A Development Stage Enterprise) as of December 31, 2004, and the related statements of income, stockholders' deficit, and cash flows for the year then ended and the period July 10, 1996 (inception) through December 31, 2004. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Domain Registration, Corp. (A Development Stage Enterprise) as of December 31, 2004 and the results of its operations and cash flows for the year then ended, and the period July 10, 1996 (inception) through December 31, 2004, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has limited operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Kyle L. Tingle, CPA, LLC

February 21, 2005
Las Vegas, Nevada



                           DOMAIN REGISTRATION, CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEETS


                                                        December 31,     December 31,
                                                                2004             2003
                                                        ____________     ____________

                                     ASSETS

CURRENT ASSETS
     Cash in escrow                                      $  1,145         $  1,101
     Prepaid expenses                                       8,550           13,950
                                                         ________         ________

            Total current assets                         $  9,695         $ 15,051
                                                         ________         ________


                   Total assets                          $  9,695         $ 15,051
                                                         ========         ========


            LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable                                    $ 13,500         $ 14,000
     Officers advances                                     68,153           59,066
                                                         ________         ________

            Total current liabilities                    $ 81,653         $ 73,066
                                                         ________         ________


STOCKHOLDERS' EQUITY
     Common stock: $.001 par value;
        authorized 50,000,000 shares;
        issued and outstanding:
        4,100,000 shares at December 31, 2003:           $                $  4,100
        4,100,000 shares at December 31, 2004;              4,100
     Additional Paid In Capital                                 0                0
     Accumulated deficit during development stage         (76,058)         (62,115)
                                                         ________         ________

            Total stockholders' deficit                  $(71,958)        $(58,015)
                                                         ________         ________

                   Total liabilities and
                   stockholders' deficit                 $  9,695         $ 15,051
                                                         ========         ========


                 See Accompanying Notes to Financial Statements.




                           DOMAIN REGISTRATION, CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                              STATEMENTS OF INCOME
                            YEARS ENDED DECEMBER 31,


                                                                        July 10, 1996
                                                                       (inception) to
                                                                         December 31,
                                             2004              2003              2004
                                       __________        __________    ______________


Revenues                               $       44        $        0       $       44

Cost of revenue                                 0                 0                0
                                       __________        __________       __________

           Gross profit                $       44        $        0       $       44

General, selling and
   administrative expenses                 13,987            10,872           76,102
                                       __________        __________       __________
           Operating (loss)            $  (13,943)       $  (10,872)      $  (76,058)

Nonoperating income (expense)                   0                 0                0
                                       __________        __________       __________

   Net (loss)                          $  (13,943)       $  (10,872)      $  (76,058)
                                       ==========        ==========       ==========


   Net (loss) per share, basic
   and diluted (Note 2)                $    (0.00)       $    (0.00)      $    (0.03)
                                       ==========        ==========       ==========

   Average number of shares
   of common stock outstanding          4,100,000         4,100,000        2,866,780
                                       ==========        ==========       ==========


                 See Accompanying Notes to Financial Statements.




                           DOMAIN REGISTRATION, CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                       STATEMENTS OF STOCKHOLDERS' DEFICIT



                                                                                          Accumulated
                                                                                           (Deficit)
                                                    Common Stock           Additional       During
                                               _______________________      Paid-In       Development
                                                Shares          Amount      Capital          Stage          Total
                                               _________       _______     __________     ___________     _________

Sale of stock,  July 10, 1996                  2,100,000       $ 2,100      $     0        $      0       $  2,100
Net loss, December 31, 1996                                                                  (2,100)        (2,100)
                                               _________       _______      _______        ________       ________

Balance, December 31, 1996                     2,100,000       $ 2,100      $     0        $ (2,100)      $      0
Net loss, December 31, 1997                                                                       0              0
                                               _________       _______      _______        ________       ________

Balance, December 31, 1997                     2,100,000       $ 2,100      $     0        $ (2,100)      $      0
Net loss, December 31, 1998                                                                       0              0
                                               _________       _______      _______        ________       ________

Balance, December 31, 1998                     2,100,000       $ 2,100      $     0        $ (2,100)      $ (2,100)

February 2, 1999, changed from no
    par value to $.001                                          (2,079)       2,079
February 2, 1999, forward stock
    split 100:1                                                  2,079       (2,079)
Net loss, December 31, 1999                                                                 (15,244)       (15,244)
                                               _________       _______      _______        ________       ________

Balance, December 31, 1999                     2,100,000       $ 2,100      $     0        $(17,344)      $(15,244)
Net loss, December 31, 2000                                                                  (7,213)        (7,213)
                                               _________       _______      _______        ________       ________

Balance, December 31, 2000                     2,100,000       $ 2,100      $     0        $(24,557)      $(22,457)
Issuance of stock in merger with
   Suzy-Path Corp.                             2,000,000         2,000            0               0          2,000
Net loss December 31, 2001                                                                  (15,278)       (15,278)
                                               _________       _______      _______        ________       ________

Balance, December 31, 2001                     4,100,000       $ 4,100      $     0        $(39,835)      $(35,735)
Net loss December 31, 2002                                                                  (11,408)       (11,408)
                                               _________       _______      _______        ________       ________

Balance, December 31, 2002                     4,100,000         4,100            0         (51,243)       (47,143)
Net loss December 31, 2003                                                                  (10,872)       (10,872)
                                               _________       _______      _______        ________       ________

Balance, December 31, 2003                     4,100,000         4,100            0         (62,115)       (58,015)
Net loss, December 31, 2004                                                                 (13,943)       (13,943)
                                               _________       _______      _______        ________       ________

Balance, December 31, 2004                     4,100,000       $ 4,100      $     0        $(76,058)      $(71,958)
                                               =========       =======      =======        ========       ========


                 See Accompanying Notes to Financial Statements.




                           DOMAIN REGISTRATION, CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF CASH FLOWS
                            YEARS ENDED DECEMBER 31,

                                                                                  July 10, 1996
                                                                                 (inception) to
                                                                                   December 31,
                                                       2004          2003                  2004
                                                     ________      ________      ______________

Cash Flows From
Operating Activities
    Net (loss)                                       $(13,943)     $(10,872)        $(76,058)
    Adjustments to reconcile net (loss)
    to cash (used in) operating activities:
    Changes in assets and liabilities
       (Increase) decrease in prepaid assets            5,400         5,400           (8,550)
       Increase (decrease) in accounts payable           (500)          500           13,500
                                                     ________      ________         ________

         Net cash (used in)
            operating activities                     $ (9,043)     $ (4,972)        $(71,108)
                                                     ________      ________         ________

Cash Flows From
Investing Activities                                 $      0      $      0         $      0
                                                     ________      ________         ________

Cash Flows From
Financing Activities
    Issuance of common stock                         $      0      $      0         $  4,100
     Increase in officer advances                       9,087         4,972           68,153
                                                     ________      ________         ________
         Net cash provided by
            financing activities                     $  9,087      $  4,972         $ 72,253
                                                     ________      ________         ________

         Net increase (decrease)
            in cash                                  $     44      $      0         $  1,145

Cash, beginning of period                               1,101         1,101         $      0
                                                     ________      ________         ________
Cash, end of period                                  $  1,145      $  1,101         $  1,145
                                                     ========      ========         ========



SUPPLEMENTAL INFORMATION

Interest Expense                                     $      0      $      0         $      0
                                                     ========      ========         ========

Income Taxes Paid                                    $      0      $      0         $      0
                                                     ========      ========         ========


                See Accompanying Notes to Financial Statements.


                           DOMAIN REGISTRATION, CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003


NOTE 1.  NATURE OF THE BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS:

Domain Registration, Corp. ("Company") was organized July 31, 2001 under the laws of the State of Nevada. Bahamas Enterprises, Inc., the accounting predecessor to the Company was organized under the laws of the State of Nevada on July 10, 1996. The Company currently has limited operations and, in accordance with Statement of Financial Accounting Standard (SFAS) No. 7, "ACCOUNTING AND REPORTING BY DEVELOPMENT STAGE ENTERPRISES," is considered a Development Stage Enterprise.

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

CASH

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2004 and 2003.

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

REVENUE RECOGNITION

Revenues are recognized as incurred. Anticipated revenues will be from the registration of domain names through the website domain registration agreement with Verio, Inc. As of December 31, 2004, the Company had one registered domain name through the websites. Cost of sales is the monthly cost of web hosting through Verio, Inc. Since the Company has not significant recorded revenues from registration of domain names, the cost of the websites have been reclassified as operating expenses.

                           DOMAIN REGISTRATION, CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003


NOTE 1.  NATURE OF THE BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs (an amendment of Accounting Research Bulletin No. 43, Chapter 4)." SFAS No. 151 seeks to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) in the determination of inventory carrying costs. The statement requires such costs to be treated as a current period expense and is effective for fiscal years beginning after July 15, 2005. The Company does not believe the adoption of SFAS No. 151 will have a significant impact on its financial position or results of operations. In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment." SFAS No. 123R replaced SFAS No. 123 and superceded APB Opinion No. 25. SFAS No. 123R will require compensation costs related to share-based payment transactions to be recognized in the financial statements. The adoption of SFAS No. 123 (revised 2004) should not have a significant impact on the Company's financial position or results of operations until such time the Company has share-based payments. The Company will adopt the provisions of SFAS No. 123R at that time.

GOING CONCERN

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have significant cash or other material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The stockholders, officers, and directors have committed to advancing certain of the operating costs of the company.

                           DOMAIN REGISTRATION, CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE 2.  STOCKHOLDERS' EQUITY

COMMON STOCK

The authorized common stock of the accounting predecessor to the Company consisted of 25,000,000 shares with par value of $0.001. On July 30, 1996, the accounting predecessor to the Company authorized and issued 21,000 shares of its no par value common stock in consideration of $2,100 in cash.

On February 2, 1999, the State of Nevada approved Bahamas Enterprises, Inc.'s restated Articles of Incorporation, which increased its capitalization from 25,000 common shares to 25,000,000 common shares. The no par value was changed to $0.001 per share. On February 2, 1999, Bahamas Enterprises, Inc.'s shareholders approved a forward split of its common stock at one hundred shares for one share of the existing shares. The number of common stock shares outstanding increased from 21,000 to 2,100,000. Prior period information has been restated to reflect the stock split

Through the merger with Suzy-Path, Corp. as described in Note 6 to the financial statements, the accounting predecessor to the Company issued 2,000,000 shares of common stock for each share outstanding of Suzy-Path, Corp. resulting in 4,100,000 shares outstanding.

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 4,100,000 for December 31, 2004 and 2003 and 2,866,580 since inception. As of December 31, 2004 and since inception, the Company had no dilutive potential common shares.

                           DOMAIN REGISTRATION, CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003


NOTE 3.  INCOME TAXES

We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carryforwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carryforward period.

The components of the Company's deferred tax asset as of December 31, 2004 and 2003 is as follows:

                                           2004         2003
                                         ________     ________

     Net operating loss carryforward     $ 26,620     $ 21,740
     Valuation allowance                  (26,620)     (21,740)
                                         ________     ________
     Net deferred tax asset              $      0     $      0
                                         ========     ========

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:

                                           2004         2003    Since Inception
                                         ________     ________  _______________

     Tax at statutory rate (35%)         $  4,880     $  3,805     $ 26,620
     Increase in valuation allowance       (4,880)      (3,805)     (26,620)
                                         ________     ________     ________
     Net deferred tax asset              $      0     $      0     $      0
                                         ========     ========     ========

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

NOTE 4.  RELATED PARTY TRANSACTIONS

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

                           DOMAIN REGISTRATION, CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003


NOTE 5.  WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

NOTE 6.  BUSINESS COMBINATIONS

MERGER BETWEEN SUZY-PATH, CORP. AND BAHAMAS ENTERPRISES, INC.

Bahamas Enterprises, Inc. is a reporting company to the Security and Exchange Commission under the Securities Exchange Act of 1934, as amended. Suzy-Path, Corp. owned a domain name and maintained a web site for customers to register domain names and the referral of web hosting services through a contact with Verio, Inc.

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

                           DOMAIN REGISTRATION, CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2002

NOTE 6.  BUSINESS COMBINATIONS (CONTINUED)

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

SFAS No. 141, "Business Combinations," does not apply to the transaction as both entities were under common control. In accordance with APB No. 16, "Business Combinations," the merger was treated as an exchange of equity of entities under common control where the merged financial statements of Domain Registration, Corp. were the consolidated financial statements of Suzy-Path, Corp. and subsidiaries; these financial statements are included with Domain Registration, Corp. as if the transaction had occurred at the beginning of the reporting period.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors, Officers, Promoters and Control Persons.

         The members of the board of directors of the Company serve until the next annual meeting of the stockholders, or until their successors have been elected. The officers serve at the pleasure of the board of directors. Information as to the directors and executive officers of the Company is as follows:

         Name                   Ages               Position

         Amy Hadley               44         President/Director

         Stuart Curtis Nilson     31         Secretary/Treasurer
                                             Director

         Felicia May Nilson       33         Director

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

Section 16(a) Beneficial Ownership Reporting Compliance.

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and holders of more than 10% of our common stock to file with the Securities and Exchange Commission reports regarding their ownership and changes in ownership of the common stock. We believe that from Bahamas Enterprises, Inc. inception through its merger of October 9, 2001 with us and through December 31, 2004, the end of our current fiscal year, our officers, directors and 10% stockholders complied with all
Section 16(a) filing requirements, with the exception of one report for Amy Hadley on a Form 3. She did not timely report the receipt of her 2,000,000 shares. Stuart Curtis Nilson, Felicia May Nilson and Vickie L. Andre each filed a Form 3 as an officer, director and as a holder of more than 10% of common stock of Bahamas Enterprises, Inc., a predecessor issuer to our Company on July 13, 1999. Section 16(a) contains no provisions allowing an insider to file a late report. On April 8, 2003, Amy Hadley filed her Form 3, untimely. All information that would have been contained in the Form 3 of Amy Hadley was contained in the timely filed Form 8K12G filed on October 25, 2001 with the Securities and Exchange Commission and this information remained unchanged as of April 8, 2003 and as of the date hereof. In making these statements, we have relied upon an examination of a copy of the Form 3s provided to us and the representations of each of our directors and officers.

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

Changes in Internal Control Over Financial Reporting.

         There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) or any other factors during the quarter of the fiscal year ended December 31, 2004, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.


ITEM 9B. OTHER INFORMATION.

         None


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

         We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. The code of ethics will be posted in the "About Us" section of the Company's website at such time as our web site is no longer considered under construction. At such time as we have posted the code of ethics on our website, we intend to satisfy the disclosure requirements under
Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of the code of ethics by posting such information on the website. The current code of ethics is filed as an exhibit to the Form 10QSB filed with the Securities and Exchange Commission on November 18, 2003.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Security Ownership of Certain Beneficial Owners.

         The following table sets forth the security and beneficial ownership for each class of equity securities of the Company for any person who is known to be the beneficial owner of more than five percent of the Company.

                  Name and                   Amount
                  Address of                   of
                  Beneficial               Beneficial       Percent
Title of Class       Owner                   Owner          of Class
____________________________________________________________________

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

                        Name and                Amount
                       Address of                 of
                       Beneficial             Beneficial     Percent
Title of Class           Owner                  Owner        of Class
_____________________________________________________________________

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

         On July 31, 1996, Bahamas Enterprises, Inc. sold and issued 1,450,000 of a total issuance of 2,100,000 shares of its $.001 par value common stock (as adjusted for a stock split of February 2, 1999) to Felicia May Nilson, Stuart Curtis Nilson and Vickie L. Andre, at par value. Each of the shares of commmon stock was sold for cash. Prior to the forward stock split, each shareholder paid $.10 per share for the shares, Bahamas Enterprises, Inc. sold and issued 1,450 shares, and the aggregate consideration received by Bahamas Enterprises, Inc. from Felicia May Nilson, Stuart Curtis Nilson and Vickie L. Andre was $1,450.

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

         Amy Hadley, Felicia May Nilson and Stuart Curtis Nilson have agreed to fund our "burn rate," and expenses of having us comply with the federal securities laws (and being a public company) and have orally agreed to extend, if required, a "line of credit" in the amount of $10,000, without interest, to implement our marketing plan. This line of credit now expires on December 31, 2005 and will be due and payable on or after December 31, 2006. The officers and directors have agreed among themselves that the repayment of the line of credit will not impede, or be made conditional in any manner, to the continuous implementation of our marketing plan. As of the date hereof, no funds have been drawn down on the line of credit. These agreements may not be enforceable.

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

         23.1      Consent of Kyle L. Tingle, CPA.

         31.1 Certifications by Amy Hadley, President and Chief Executive Officer required by Rule 13a-14(a)

         31.2 Certification by and Stuart Curtis Nilson, Chief Financial Officer required by Rule 13a-14(a)

         32.1 Certification by Amy Hadley pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         32.1 Certification by Stuart Curtis Nilson pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

ITEM 14.  CONTROLS AND PROCEDURES

         See Item 9A above.

ITEM 15.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.

         Audit fees consist of fees billed for professional services rendered for the audit of our financial statements and the review or audit of our interim statements. The total fees billed for Kyle L. Tingle for the fiscal year ended December 31, 2003 was $1,900 and for the fiscal year ended December 31, 2004 was $4,100.

Audit Related Fees.

         There were no audit related services and no fees billed for audit related services for the fiscal years ended December 31, 2003 and December 31, 2004.

All Other Fees.

         There was no tax preparation or other fees billed for the fiscal years ended December 31, 2003 and December 31, 2004.

                                   SIGNATURES

         Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Company has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: March 29, 2005               DOMAIN REGISTRATION, CORP.


                                   By:  /s/ AMY HADLEY
                                        __________________________
                                            Amy Hadley
                                            Director and President


                                   By: /s/ STUART CURTIS NILSON
                                        __________________________
                                           Stuart Curtis Nilson
                                           Director, Treasurer and
                                           Chief Financial Officer


                                   By: /s/ FELICIA MAY NILSON
                                        __________________________
                                           Felicia May Nilson
                                           Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: March 29, 2005               DOMAIN REGISTRATION, CORP.


                                   By: /s/ AMY HADLEY
                                        __________________________
                                           Amy Hadley
                                           Director and President


                                   By: /s/ STUART CURTIS NILSON
                                        __________________________
                                           Stuart Curtis Nilson
                                           Director, Treasurer and
                                           Chief Financial Officer


                                   By: /s/ FELICIA MAY NILSON
                                        __________________________
                                           Felicia May Nilson
                                           Director