Form 10QSB
period 2005-03-31
DOMAIN REGISTRATION  CORP
filed 2005-05-11
CIK 1080908

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005.

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

         At March 31, 2005, and as of the date hereof, there were outstanding 4,100,000 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes / /   No /X/

                                     PART I

                              FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                           DOMAIN REGISTRATION, CORP.
                        (A Development Stage Enterprise)

                                FINANCIAL REPORTS

                                 MARCH 31, 2005
                                DECEMBER 31, 2004

                           DOMAIN REGISTRATION, CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                    CONTENTS








________________________________________________________________________________

FINANCIAL STATEMENTS

   Balance Sheets                                                            F-1

   Statements of Income                                                      F-2

   Statements of Stockholders' Deficit                                       F-3

   Statements of Cash Flows                                                  F-4

   Notes to Financial Statements                                          F-5-10
________________________________________________________________________________


                           DOMAIN REGISTRATION, CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEETS


                                                        March 31,       December 31,
                                                             2005               2004
                                                        _________       ____________

                                     ASSETS

CURRENT ASSETS
     Cash in escrow                                     $   1,145         $  1,145
     Prepaid expenses                                       7,200            8,550
                                                        _________         ________

            Total current assets                        $   8,345         $  9,695
                                                        _________         ________


                   Total assets                         $   8,345         $  9,695
                                                        =========         ========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable                                   $  13,500         $ 13,500
     Officers advances                                     68,178           68,153
                                                        _________         ________

            Total current liabilities                   $  81,678         $ 81,653
                                                        _________         ________


STOCKHOLDERS' EQUITY
     Common stock: $.001 par value;
        authorized 50,000,000 shares;
        issued and outstanding:
        4,100,000 shares at December 31, 2004:          $                 $  4,100
        4,100,000 shares at March 31, 2005;                 4,100
     Additional Paid In Capital                                 0                0
     Accumulated deficit during development stage         (77,433)         (76,058)
                                                        _________         ________

            Total stockholders' deficit                 $ (73,333)        $(71,958)
                                                        _________         ________


                   Total liabilities and
                   stockholders' deficit                $   8,345         $  9,695
                                                        =========         ========


                 See Accompanying Notes to Financial Statements.


                                      F-1




                           DOMAIN REGISTRATION, CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                              STATEMENTS OF INCOME
                          QUARTER ENDED MARCH 31, 2005

                                                                         July 10, 1996
                                                                        (inception) to
                                      March 31,      December 31,            March 31,
                                           2005              2004                 2005
                                     __________      ____________       ______________

Revenues                             $        0       $       44          $       44

Cost of revenue                               0                0                   0
                                     __________       __________          __________

           Gross profit              $        0       $        0          $       44

General, selling and
   administrative expenses                1,375           13,987              77,477
                                     __________       __________          __________
           Operating (loss)          $   (1,375)      $  (13,943)         $  (77,433)

Nonoperating income (expense)                 0                0                   0
                                     __________       __________          __________

   Net (loss)                        $   (1,375)      $  (13,943)         $  (77,433)
                                     ==========       ==========          ==========

   Net (loss) per share, basic
   and diluted (Note 2)              $    (0.00)      $    (0.00)         $    (0.03)
                                     ==========       ==========          ==========

   Average number of shares
   of common stock outstanding        4,100,000        4,100,000           2,866,780
                                     ==========       ==========          ==========


                 See Accompanying Notes to Financial Statements.


                                      F-2




                           DOMAIN REGISTRATION, CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                       STATEMENTS OF STOCKHOLDERS' DEFICIT

                                                                               Accumulated
                                                                                (Deficit)
                                          Common Stock          Additional       During
                                      ____________________       Paid-In       Development
                                       Shares       Amount       Capital          Stage        Total
                                      _________     ______      __________     ___________    ________

Sale of stock,  July 10, 1996         2,100,000     $ 2,100      $     0        $      0      $  2,100
Net loss, December 31, 1996                                                       (2,100)       (2,100)
                                      _________     _______      _______        ________      ________

Balance, December 31, 1996            2,100,000     $ 2,100      $     0        $ (2,100)     $      0
Net loss, December 31, 1997                                                            0             0
                                      _________     _______      _______        ________      ________

Balance, December 31, 1997            2,100,000     $ 2,100      $     0        $ (2,100)     $      0
Net loss, December 31, 1998                                                            0             0
                                      _________     _______      _______        ________      ________

Balance, December 31, 1998            2,100,000     $ 2,100      $     0        $ (2,100)     $ (2,100)
February 2, 1999, changed from no
    par value to $.001                               (2,079)       2,079
February 2, 1999, forward stock
    split 100:1                                       2,079       (2,079)
Net loss, December 31, 1999                                                      (15,244)      (15,244)
                                      _________     _______      _______        ________      ________

Balance, December 31, 1999            2,100,000     $ 2,100      $     0        $(17,344)     $(15,244)
Net loss, December 31, 2000                                                       (7,213)       (7,213)
                                      _________     _______      _______        ________      ________

Balance, December 31, 2000            2,100,000     $ 2,100      $     0        $(24,557)     $(22,457)
Issuance of stock in merger with
   Suzy-Path Corp.                    2,000,000       2,000            0               0         2,000
Net loss December 31, 2001                                                       (15,278)      (15,278)
                                      _________     _______      _______        ________      ________

Balance, December 31, 2001            4,100,000     $ 4,100      $     0        $(39,835)     $(35,735)
Net loss December 31, 2002                                                       (11,408)      (11,408)
                                      _________     _______      _______        ________      ________

Balance, December 31, 2002            4,100,000       4,100            0         (51,243)      (47,143)
Net loss December 31, 2003                                                       (10,872)      (10,872)
                                      _________     _______      _______        ________      ________

Balance, December 31, 2003            4,100,000       4,100            0         (62,115)      (58,015)
Net loss, December 31, 2004                                                      (13,943)      (13,943)
                                      _________     _______      _______        ________      ________

Balance, December 31, 2004            4,100,000       4,100            0         (76,058)      (71,958)
Net loss, March 31, 2005                                                          (1,375)       (1,375)
                                      _________     _______      _______        ________      ________

Balance, March 31, 2005               4,100,000     $ 4,100      $     0        $(77,433)     $(73,333)
                                      =========     =======      =======        ========      ========


                 See Accompanying Notes to Financial Statements.


                                      F-3



                           DOMAIN REGISTRATION, CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF CASH FLOWS
                          QUARTER ENDED MARCH 31, 2005


                                                                         July 10, 1996
                                                                        (inception) to
                                      March 31,      December 31,            March 31,
                                           2005              2004                 2005
                                     __________      ____________       ______________

Cash Flows From
Operating Activities
    Net (loss)                       $   (1,375)      $  (13,943)         $  (77,433)
    Adjustments to reconcile
    net (loss) to cash (used in)
    operating activities:
    Changes in assets and liabilities
       (Increase) decrease in
          prepaid assets                  1,350            5,400              (7,200)
       Increase (decrease) in
          accounts payable                    0             (500)             13,500
                                     __________       __________          __________

         Net cash (used in)
            operating activities     $      (25)      $   (9,043)         $  (71,133)
                                     __________       __________          __________

Cash Flows From
Investing Activities                 $        0       $        0          $        0
                                     __________       __________          __________

Cash Flows From
Financing Activities
    Issuance of common stock         $        0       $        0          $    4,100
     Increase in officer advances            25            9,087              68,178
                                     __________       __________          __________
         Net cash provided by
            financing activities     $       25       $    9,087          $   72,278
                                     __________       __________          __________

         Net increase (decrease)
            in cash                  $        0       $       44          $    1,145

Cash, beginning of period                 1,145            1,101          $        0
                                     __________       __________          __________
Cash, end of period                  $    1,145       $    1,145          $    1,145
                                     ==========       ==========          ==========

SUPPLEMENTAL INFORMATION

Interest Expense                     $        0       $        0          $        0
                                     ==========       ==========          ==========

Income Taxes Paid                    $        0       $        0          $        0
                                     ==========       ==========          ==========


                 See Accompanying Notes to Financial Statements.


                                      F-4



                           DOMAIN REGISTRATION, CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2005


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

CASH

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of March 31, 2005 and December 31, 2004.

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

REVENUE RECOGNITION

Revenues are recognized as incurred. Anticipated revenues will be from the registration of domain names through the website domain registration agreement with Verio, Inc. As of March 31, 2005, the Company had one registered domain name through the websites. Cost of sales is the monthly cost of web hosting through Verio, Inc. Since the Company has not significant recorded revenues from registration of domain names, the cost of the websites have been reclassified as operating expenses.

                           DOMAIN REGISTRATION, CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2005


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

                           DOMAIN REGISTRATION, CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2005


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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 4,100,000 for March 31, 2005 and December 31, 2004 and 2,866,580 since inception. As of March 31, 2005 and since inception, the Company had no dilutive potential common shares.

                           DOMAIN REGISTRATION, CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2005


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

                           DOMAIN REGISTRATION, CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2005


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



                                        Suzy-Path Corp.     Bahamas Enterprises     Merged Companies

     Cash                                   $ 1,376              $      0              $  1,376
     Prepaid assets                          13,050                     0                13,050
     Investment in subsidiary                15,000                     0                15,000
                                            _______              ________              ________
     Total Assets                            29,426                     0                29,426

     Officer payable                         15,000                26,588                41,588
     Accounts payable                        13,500                 1,599                15,099
                                            _______              ________              ________
     Total Liabilities                       28,500                28,187                56,687
                                            _______              ________              ________

     Common Stock                             2,000                 2,100                 4,100
     Accumulated deficit                     (1,074)              (30,287)              (31,361)
                                            _______              ________              ________
     Shareholders' equity (deficit)         $   926              $(28,187)             $(27,261)
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

                           DOMAIN REGISTRATION, CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2005


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  The discussion contained herein contains "forward-looking statements" that involve risk and uncertainties. These statements may be identified by the use of terminology such as "believes," "expects," "may," "should" or anticipates" or expressing this terminology negatively or similar expressions or by discussions of strategy. The cautionary statements made in this quarterly report should be read as being applicable to all related forward-looking statements wherever they may appear. Our actual results could differ materially from those discussed in this Form 10QSB.

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

                  The original line of credit expired on August 31, 2002. The line of credit has been extended a number of times. This line of credit now expires on December 31, 2005. Each advance under the line of credit will be evidenced by a non-interest bearing promissory note, all due and payable on December 31, 2006. Although we expect to generate sufficient revenues to repay the line of credit before December 31, 2006, it is impossible at this time for us to predict the amount of our revenues. As of the date hereof, no funds have been drawn down on the line of credit. These oral agreements may not be enforceable. The officers and directors have advanced us $68,178 as of March 31, 2005 and we have no reason to believe that they will not perform under the oral agreement to advance an additional $10,000 if called upon for our marketing plan and to have these advances be designated as part of the line of credit.

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

                  Our first goal is to complete the development of our web sites. Verio will assist us in designing our web sites. The nature and extent of the development consists of designing a so-called "user-friendly" web sites that details the services available and hyperlinks to the more detailed presentation utilized by Verio. We had originally anticipated that our designing of the web sites would occur after we receive the first disbursement of funds and prior to September 28, 2003 at a total cost of not to exceed $1,500, with the strategic listing of the to occur prior to December 31, 2003. We have extended the commencement date and as of the date hereof, we now intend to commence the designing of the web sites on or before September 30, 2005. Our primary web site is http://www.domainandwebhosting.com and other our web sites will direct or hyperlink or point the viewer to this primary web site. Our website can be accessed on the internet. Thereafter, prior to December 31, 2005, we will complete the strategic listing of our web sites with various search engines in order to increase our visibility. We do not anticipate that the initial cost of the strategic listing of our web sites to exceed the sum of $1,000.

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

                  The exact nature of our marketing plan will depend on a number of factors, including the availability of funds to implement our marketing plan and internet marketing conditions and practices at the time we complete the development of our web sites. We may pursue different marketing strategies from the marketing strategies listed above.

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

Financial Condition.

                  Our auditor's going concern opinion for each of our prior years and the year ended December 31, 2004 and our notation in financial statements for the three months ended March 31, 2005 indicates that we do not have significant cash or other material assets and that we are relying on advances from stockholders, officers and directors to meet limited operating expenses. We do not have sufficient cash or other material assets or do we have sufficient operations or an established source of revenue to cover our operational costs that would allow us to continue as a going concern. We are insolvent in that we are unable to pay our debts in the ordinary course of business as they become due. Our financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts and classification of liabilities that might result should we be unable to continue as a going concern.

Liquidity and Operational Results.

                  We currently have cash of $1,145 and $7,200 in prepaid expenses that constitutes our total assets. We have no other liquid current assets and we have received only nominal revenues from operations since inception. We have a loss from inception through March 31, 2005 of $77,433. As of March 31, 2005, we had total liabilities of $81,653 and we had a negative net worth of $71,958.

                  We have limited assets and liquidity. As a result of a prior restatement of our financial statements, no goodwill or other intangible assets are reflected.

                  We have had nominal revenues from inception through December 31, 2004. Our loss from inception through December 31, 2004 was $76,058. Our loss for the year ended December 31, 2004 was $13,943 or an increase of $3,071 from the prior year. Our loss from inception through March 31, 2005 was $77,433. Our loss for the quarter ended March 31, 2005 was $1,375.

                  During the fiscal year ending December 31, 2004, we incurred expenses of $13,943 as compared to the fiscal year ended December 31, 2003 of $10,872 or an increase of $3,071. During the quarter ended March 31, 2005, we incurred expenses of $1,375.

                  We have officer's advances of $68,153 from inception to December 31, 2004. The officer's advances as of March 31, 2005 were $68,178 or an increase of $25 for the quarter.

                  We are unable to predict our future income; accordingly, we do not know when our operating expenses and operating losses will cease and when we will begin reducing our accumulated deficit and commence repayment of the officers' advances.

Prior Restated Financial Statements.

                  In 2003, we had determined that the accounting treatment of the merger transaction between Bahamas Enterprises, Inc. and Suzy-Path, Corp. was incorrect. On October 9, 2001, we treated the merger of these entities as a business acquisition using the purchase method of accounting as described by SFAS No. 141, "Business Combinations." Upon subsequent review of the transaction, this was determined to be an incorrect treatment.

                  In July 2001, the FASB had issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against these new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions of each statement that apply to goodwill and intangible assets acquired prior to June 30, 2001 was adopted by us as of January 1, 2002.

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

                  Based on the review of the transactions, we had restated our financial statements for 2002 and 2001 to eliminate goodwill or other intangibles in the sum of $1,700.


ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

                  We have not considered nor conducted any research concerning qualitative and quantitative market risk.


ITEM 4.  EVALUATION OF DISCLOSURE ON CONTROLS AND PROCEDURES.

                  Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this Form 10QSB (and the financial statements contained in the report), our president and treasurer have determined that the our current disclosure controls and procedures are effective.

                  There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) or any other factors during the current quarter of the fiscal year ended March 31, 2005, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

                                     PART II

                                OTHER INFORMATION

Item 1 - Legal Proceedings .................................................None

Item 2 - Changes in the Rights of the Company's Security Holders ...........None

Item 3 - Defaults by the Company on its Senior Securities ..................None

Item 4 - Submission of Matter to Vote of Security Holders ..................None

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

Code of Ethics.

                  We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. Our code of ethics is posted on our current website and will be posted on the investor relations section of the Company's website at such time as our web site is no longer considered under construction. At such time as we have posted the code of ethics on our website, we intend to satisfy the disclosure requirements under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of the code of ethics by posting such information on the website.

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



Dated: May 11, 2005                 DOMAIN REGISTRATION, CORP.



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