Form 10KSB/A
period 2004-12-31
DOMAIN REGISTRATION  CORP
filed 2005-07-25
CIK 1080908

Commission File No. 000-25487


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549

                             AMENDMENT NUMBER 1 TO
                                  FORM 10-KSB/A


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

         Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act). [X] Yes     [ ] No

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

Pursuant to Rule 12g-3(a) of the general rules and regulations of the Securities and Exchange Commission, we elected to become the successor issuer to Bahamas Enterprises, Inc. and Suzy-Path, Corp. because of our direct acquisition of the assets compromising a going business for reporting purposes under said Securities Exchange Act of 1934, as amended, (the "1934 Act") and we elect to report under said Act. We have adopted December 31 as our fiscal year end to coincide with the fiscal year ends of Bahamas Enterprises, Inc. and Suzy-Path, Corp.

Bahamas Enterprises, Inc., at the time of the merger-acquisition of the assets with Suzy Path, Corp. on October 9, 2001, was in the developmental stage and could be defined as a "shell" company, whose sole purpose at that time was to locate and consummate a merger or acquisition with a private company and it did not have any operations. Suzy Path, Corp. conducted no business operations from inception until it caused us to be formed to implement its business plan of being a referral agent for domain registration.

As of the date hereof, we are deemed to be and can be defined as a "shell" company, a registrant, other than an asset backed-issuer, that has no or nominal operations, and either (i) no or nominal assets, (ii) assets consisting solely of cash and cash equivalents, (iii) assets consisting of any amount of cash and cash equivalents and nominal other assets.

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

Company Summary.

A. Our Business.

Although we are a shell company, we intend to continue to attempt to be a domain registration and web hosting referral agent. Subject to us entering into a compensation agreement with one or more domain registration and web hosting companies, we will be paid a selling commission for referring leads to these domain registration and web hosting companies when the leads become their customers and purchase domain registration services, web hosting services and e-commerce services. We have no agreements with any domain registration and web hosting companies. We will have no business if we are unable to implement a business plan.

We do not presently intend to engage in a merger or an acquisition with an unidentified company or companies and we intend to pursue our business plan.

We have no present plans, proposals, arrangements or understandings with respect to the sale and issuance of additional securities or the obtaining of additional loans or obtaining other financial accommodations; however, we may be required to develop a financing strategy which may involve an additional offering of our securities or the obtaining of funds to commence a marketing strategy. If we do not raise additional capital or secure loans and if we do not implement a business plan, we will be required to determine if our domain names have inherent intangible value with us selling our names to others or seeking a business opportunity with a company doing domain registration and web hosting who may desire our domain names or enter into a business combination with a profitable company or wind up and dissolve.

B.  Shell Company Regulations.

On June 29, 2005, the Securities and Exchange Commission adopted final rules amending the Form S-8 and the Form 8-K for shell companies like us. The amendments expand the definition of a shell company to be broader than a company with no or nominal operations/assets or assets consisting of cash and cash equivalents, the amendments prohibit the use of a From S-8 (a form used by a corporation to register securities issued to an employee, director, officer, consultant or advisor, under certain circumstances), and revise the Form 8-K to require a shell company to include current Form 10 or Form 10-SB information, including audited financial statements, in the filing on Form 8-K that the shell company files to report the acquisition of a business opportunity. The rules are designed to assure that investors in shell companies that acquire operations or assets have access on a timely basis to the same kind of information as is available to investors in public companies with continuing operations.

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

D. Financial Condition.

We currently have cash of $1,145 and $8,550 in prepaid expenses that constitute our total assets. We have no other liquid current assets and we have received nominal revenue from operations. We do not have income to pay our debts in the ordinary course of business as they become due. We have a loss from inception through December 31, 2004 of $76,058. Without the implementation of any marketing plan, our current "burn rate" is less than $80 per month. [We define "burn rate" as the amount of money that we spend or pay out or the obligation to pay is incurred by us. It does not take into account the source of the money and does not take into account whether the money spent or the obligation incurred is a capital expenditure or an expense. It is cash at the beginning and cash at the end. The burn rate can change as additional obligations are incurred.] If we implement any marketing plan, we expect that our "burn rate" will increase.

We have had no revenues from operations. The lack of revenues is predicated upon our failure to implement any marketing plan. We have no operating history and there is nothing at this time on which to base the assumption we will be able to achieve revenues and to operate profitably.

Our officers and directors had originally agreed to fund our "burn rate," and expenses of having us comply with the federal securities laws (and being a public company) and had orally agreed to extend, if required, a "line of credit" in the amount of $10,000, without interest, to implement our marketing plan. The agreement to fund our "burn rate" and implement our marketing plan has been withdrawn. As of December 31, 2004, the officers and directors had advanced $68,153 that was not part of the line of credit.

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

3. We have not commenced business operations and have no current operating history that makes any evaluation of us difficult.

We have a limited operating history. As of December 31, 2004, we had incurred losses of $76,058 and we expect losses to continue. There is nothing at this time on which to base an assumption that any business plan will prove successful, and there is no assurance that we will be able to operate profitably. If we are unable to formulate and implement a business plan, we will be unable to commence business operations and we will have no business.

4. Our success is dependent on management, which has other full time employment, has limited experience and will only devote limited part time working for us, which makes our future even more uncertain.

As compared to many other public companies, we do not have any technical personnel. Our management has no experience with the domain registration and web hosting business. Furthermore, our officers and directors will not be employed by us as they are involved with other businesses and have other interests, which could give rise to conflicts of interest with respect to the amount of time devoted to our business.

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

We will face intense competition in all aspects of the Internet business. The market for the providing of domain registration and web service hosting is extremely competitive and highly fragmented. There are no substantial barriers to entry and we expect that competition will continue to intensify. There can be no assurance that we will be able to compete effectively in this highly competitive industry, which will have a material adverse impact upon market acceptance of our services.

8. We currently have no marketing plan. We have no formal agreements for compensation for our referral services. Our prior plan of operation incorporated estimates rather than actual figures and was not implemented.

We currently have no marketing plan and there is no assurance that we will develop a marketing plan. Without a marketing plan, competitive and economic forces make forecasting of revenues and costs difficult and unpredictable. We intend to deliver our referral services through our web sites but we have no method of directing visitors to the Internet to our web site. A prior marketing plan was not implemented. We have no formal contracts for compensation for our referral services and there can be no assurances that any will be entered into between domain registration and web hosting companies and us.

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

Only market makers can apply to quote securities. Market makers who desire to initiate quotations in the OTC Bulletin Board system must complete an application (Form 211) and by doing so, will have to represent that it has satisfied all applicable requirements of the Securities and Exchange Commission Rule 15c2-11 and the filing and information requirements promulgated under the National Association of Securities Dealers' ("NASD") Bylaws. The OTC Bulletin Board will not charge us with a fee for being quoted on the service. NASD rules prohibit market makers from accepting any remuneration in return for quoting issuers' securities on the OTC Bulletin Board or any similar medium. We intended to be subject to the reporting requirements of the 1934 Act, as such, we may be deemed compliant with Rule 15c2-11. The NASD will review the market maker's application and if cleared, it cannot be assumed by any investor that any federal, state or self-regulatory requirements other than certain NASD rules and Rule 15c2-11 have been considered by the NASD. Furthermore, the clearance should not construed by any investor as indicating that the NASD, the Securities and Exchange Commission or any state securities commission has passed upon the accuracy or adequacy of the documents contained in the submission.

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

We are not a blank check company and we do not intend to engage in a merger or acquisition with an unidentified company or companies. The Securities and Exchange Commission has adopted a rule (Rule 419) which defines a blank-check company as (i) a development stage company, that is (ii) offering penny stock, as defined by Rule 3a51-1, and (iii) that has no specific business plan or purpose or has indicated that its business plan is engage in a merger or acquisition with an unidentified company or companies. We have also been advised by the Securities and Exchange Commission that the securities issued by all blank check companies that are issued in unregistered offerings must be registered with the Commission before resale. At the time that our shareholders acquired our stock in October 2001, we had a specific business plan and purpose, we had web sites and we had our agreement with a third party domain registration and web hosting company.

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

16. As a shell company, the reporting requirements under the federal securities law may delay or prevent us from making certain acquisitions or entering into certain business combinations.

Sections 13 and 15(d) of the 1934 Act require companies subject thereto to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two, or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare such statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the 1934 Act are applicable.

In addition to the audited financial statements, in the filing of the Form 8-K that we file to report an event that causes us to cease being a shell company, we will be required to include that information that is normally reported by a company in a Form 10 or Form 10-SB.

17. If we determine to enter into a business combination, this will be a highly speculative activity by us with little or no assurances of success.

The success of any proposed plan of having a business combination with another company will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While we may intend to seek business combination(s) with entities having established operating histories, there can be no assurance that we will be successful in locating candidates meeting such criteria. In the event we complete a business combination, of which there can be no assurance, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

18. We will face intense competition for business opportunities and potential business combinations.

If we seek and investigate a potential business opportunity, we are and will be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies that may be our desirable target candidates. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than we have and, consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, we will also compete in seeking merger or acquisition candidates with numerous other small public companies.

19. We have no agreements for a business combination or other transaction and have established no standards for a business combination.

We have no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity. There can be no assurance that we will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. Management has not identified any particular industry or specific business within an industry for our evaluation. There is no assurance that we will be able to negotiate a business combination on terms favorable to us. We have not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which it will require a target business opportunity to have achieved, and without which we would not consider a business combination in any form with such business opportunity. Accordingly, we may enter into a business combination with a business opportunity having no significant operating history, losses, limited or no potential for earnings, limited assets, negative net worth or other negative characteristics.

20. Our present management most likely will not remain after we complete a business combination.

A business combination involving the issuance of our Common stock will, in all likelihood, result in shareholders of a private company obtaining a controlling interest in us. Any such business combination may require our management to sell or transfer all or a portion of our Common stock that is held by them, and/or resign as members of the Board of Directors. The resulting change in our control could result in removal of one or more present officers and directors and a corresponding reduction in or elimination of their participation in our future affairs.

21. If we do any business combination, each shareholder will most likely hold a substantially lesser percentage ownership in the Company.

If we change our current business plan to be based upon a business combination with a private concern that, in all likelihood, would result in the Company issuing securities to shareholders of any such private company. The issuance of our previously authorized and unissued Common stock would result in reduction in percentage of shares owned by our present and prospective shareholders and may result in a change in our control or in our management.

22. As a shell company, we face substantial additional adverse business and legal consequences.

We may enter into a business combination with an entity that desires to establish a public trading market for its shares. A business opportunity may attempt to avoid what it deems to be adverse consequences of undertaking its own public offering by seeking a business combination with us. Such consequences may include, but are not limited to, time delays of the registration process, significant expenses to be incurred in such an offering, loss of voting control to public shareholders and the inability or unwillingness to comply with various federal and state laws enacted for the protection of investors.

The final rules adopted by the Securities and Exchange Commission on June 29, 2005, amending the Form S-8 and the Form 8-K for shell companies like us, expand the definition of a shell company to be broader than a company with no or nominal operations/assets or assets consisting of cash and cash equivalents, the amendments prohibit the use of a From S-8 (a form used by a corporation to register securities issued to an employee, director, officer, consultant or advisor, under certain circumstances), and revise the Form 8-K to require a shell company to include current Form 10 or Form 10-SB information, including audited financial statements, in the filing on Form 8-K that the shell company files to report the acquisition of the business opportunity (the rules are effective August 22, 2005 except the new Form 8-K Item 5.06 to require disclosure when companies cease to be shell companies, effective as of November 7, 2005). This initial filing of the Form 8-K is within four days of the acquisition. The Form 8-K filing may be reviewed by the Securities and Exchange Coommission and the prospects of certain disclosures or review or the lack of the ability to issue securities using a Form S-8 may delay the consummation of a business combination because of the target entities inability to comply with various federal and state laws enacted for the protection of investors or the unwillingness to assume the significant costs of compliance.

The final rules adopted by the Securities and Exchange Commission on June 29, 2005 also revised the definition of "succession" to include a method of taking a private company public through a shell company, like us, that is known as a "back door" 1934 Act registration process.

The rules are intended to protect investors by deterring fraud and abuse in the securities market through the use of shell companies.

23. Federal and state tax consequences will, in all likelihood, be a major consideration in any business combination in which we may undertake.

Currently, such transactions may be structured so as to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions. We intend to structure any business combination so as to minimize the federal and state tax consequences to both the target entity and us; however, there can be no assurance that such business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes which may have an adverse effect on both parties to the transaction.

24. The requirement of audited financial statements may disqualify business opportunities.

We believe that any potential business opportunity must provide audited financial statements for review, for the protection of all parties to the business combination. One or more attractive business opportunities may choose to forego the possibility of a business combination with us, rather than incur the expenses associated with preparing audited financial statements.

25. If we issue additional or future shares, the present investors per share percentage interest in the Company may be diluted.

Any merger or acquisition effected by us can be expected to have a significant dilutive effect on the percentage of shares held by our then shareholders.

Current Business and Planned Services.

We intend to be a referral agent and we will be an independent contractor; we anticipate being able to collect a commission for referring qualified clients who purchase domain registration services and web hosting from third party providers. We have no agreements with domain registration and web hosting companies. We can direct visitors to our web sites to place orders directly or we can have visitors who access our web sites be linked to a web site provided by a domain registration and web hosting company to place orders directly with them. We have not implemented any marketing plan to obtain visitors to our web site.

Our web sites are at http://www.e-domainregistrationcorp.com and http://www.domainandwebhosting.com (our web sites and the linked contents to other web sites do not form any part of this report).

We have established an email account at our domain and the email messages sent to our domain will be forwarded to the officers and directors. We have a firm policy against the transmission of unsolicited email ("spamming"). Spamming, or the practice of disseminating multiple unsolicited copies of junk email over the Internet is considered a violation of Internet etiquette, i.e., netiquette. We do not intend to disseminate unsolicited emails in an effort to obtain visitors to our web site.

Although we have a commitment from the officers and directors to provide federal securities law compliance funding, we may need to determine whether or not we will continue to file periodic reports since our obligation to file the reports is not required under the 1934 Act. We do not meet the minimum criteria for registration and we are exempt from registration, nonetheless, we have
voluntarily registered our securities.   It is our present intent to comply with
all of the reporting requirements under the 1934 Act.

We have no present plans, proposals, arrangements or understandings with respect to the sale and issuance of additional securities or the obtaining of additional loans or obtaining other financial accommodations; however, we may be required to develop a financing strategy which may involve an additional offering of our securities or the obtaining of funds to commence a marketing strategy. If we do not raise additional capital or secure loans, we will be required to determine if our domain names have inherent intangible value with us selling our names to others or seeking a business opportunity with a company doing domain registration and web hosting who may desire our domain names or enter into a business combination with a profitable company or wind up and dissolve.

If we determine to seek, investigate and, if such investigation warrants, acquire an interest with a company doing domain registration and web hosting or with another business opportunity presented to us by persons or firms who or which desire to seek the advantages of a company who has complied with the 1934 Act, we will not restrict our search to any specific business, industry, or geographical location.

Acquisition of Opportunities

In implementing any structure for a business combination, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. On the consummation of a transaction, it is probable that our present management and shareholders will no longer be in control. In addition, our directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of our shareholders or may sell their stock in us.

It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemptions from registration under applicable federal and state securities laws. It is also anticipated that the purpose of the transaction would be a method of taking a private company public through a shell company that is known as a "back door" 1934 Act registration procedure. The current rules and amendments adopted by the Securities and Exchange Commission are to assure that investors in shell companies like us that acquire operations or assets have access on a timely basis to the same kind of information as is available to investors in public companies with continuing operations.

While the actual terms of a transaction to which we may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so-called "tax-free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code (the "Code").

We will participate in a business opportunity only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require some specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to and after such closing, will outline the manner of bearing costs, including costs associated with the company's attorneys and accountants, will set forth remedies on default and will include miscellaneous other terms.

Our present intent is that we will not acquire or merge with any entity which cannot provide independent audited financial statements within the required period of time and supply other information that is normally disclosed in filings with the Securities and Exchange Commission. We are subject to all of the reporting requirements included in the 1934 Act. Included in these requirements is the affirmative duty of the company to file independent audited financial statements as part of its Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as the Company's audited financial statements included in its annual report on Form 10-KSB. In addition, in the filing of the Form 8-K that we file to report an event that causes us to cease being a shell company, we will be required to include that information that is normally reported by a company in its original Form 10 or Form 10-SB. The rules are designed to assure that investors in shell companies that acquire operations or assets have access on a timely basis to the same kind of information as is available to investors in public companies with continuing

We may seek a business opportunity with entities that have recently commenced operations, or that wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes.

We anticipate that the selection of a business opportunity in which to participate will be complex and extremely risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, we believe that there are numerous firms seeking the benefits of an issuer who has complied with the 1934 Act. Such benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes), for all shareholders.

Distribution.

We intend to deliver our referral services through our web sites. We currently have the domain names www.e-domainregistrationcorp.com and www.domainandwebhosting.com and we have an Internet service provider who will provide us with a web site developer. We no longer have the domain name of www.suzypathcorp.com. We need to enter into or formulate relationships for the hosting, development or maintenance of a web site with other providers of this service who will pay us a referral commission for referring leads who become their customers.

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

Customer Base.

We have no customer base and we have had limited visitors to our web sites.

Sources and Availability of Raw Materials.

We have no raw materials or suppliers.

Intellectual Property.

We do not have any trademarks, patents, licenses, royalty agreements, or other proprietary interest.

Governmental Regulation Issues.

We are not affected by federal regulation relating to copyright protection, trademark and trade dress protection, trade secrets and software and Internet business method patents promulgated under various federal laws. We are a referral agent and we only collect a selling commission for referring leads or prospective customers who purchase domain registration services, web hosting services and e-commerce services. Our method of marketing does not include "spamming" or disseminating "junk email." Spamming, or the practice of disseminating multiple unsolicited pieces of junk email over the Internet, or disseminating mass emails wherein the identify of the distributor cannot be traced or where someone assumes a third party's identify known as "spoofing," has become the subject of prohibited practice under some case law and under some state laws and administrative rules and regulations. If we were to undertake such conduct, our activities, in certain jurisdictions, could be stopped through the use of equitable injunctive relief and, in certain jurisdictions, compensatory damages could be awarded against us, including attorney's fees and punitive damages for common law trespass.

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

Reports to Security Holders.

We are a reporting company pursuant to the requirements of the 1934 Act and we will file quarterly, annual and other reports with the Securities and Exchange Commission. Our annual report will contain the required audited financial statements. The reports and other information filed by us will be available for inspection and copying at the public reference facilities of the Commission, 450 Fifth Street, N.W., Washington, D.C. 20549.

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

Once a priced quotation has been entered in the Pink Sheets computerized electronic quotation system, broker-dealers who are using the Pink Sheet electronic quotation service have access to price information from various market makers. Market makers can submit two sided, one sided or name only quotes in the Pink Sheets. The Pink Sheets will only accept quotations from Securities and Exchange Commission registered broker-dealers and market makers are subject to applicable federal and state securities laws and National Association of

Securities Dealers Rules. Further, we have been informed that the Pink Sheets believes that adequate current information must be publicly available when an issuer's securities are quoted by a broker-dealer at various times, to include when securities that were sold initially in a private placement become freely traded in the over-the-counter market. Market makers must be subscribers and must have quotation privileges to "securities in the pink sheets." The NASD Regulation, Inc. reviews the market makers application and if cleared, it cannot be assumed by any investor that any federal, state or self regulatory requirements other than certain NASD rules and Rule 15c2-11 under the 1934 Act, has been considered by the NASD Regulation, Inc. Further, the clearance should not be construed by any investor as indicating that the NASD Regulation, Inc., the Securities and Exchange Commission or any state securities commission have passed upon the accuracy or adequacy of any of the documents contained in our submission to the broker-dealer.

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

The 600,000 shares of our common stock were acquired by non-affiliates on or about October 10, 2001 in a transaction that was exempt from the registration requirements of the Securities Act of 1933, as amended. We relied upon a transactional exemption provided by Section 4(2) and a security exemption provided by Section 3(a)(9) and/or exempt from the registration requirements under Rule 145 in reliance on the exemption provided by Section 4(2). At the time of the series of transactions, we were not a blank check or blind pool company, our business purpose was defined and we had commenced implementation of our business plan.

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

Amy Hadley has agreed to fund our future "burn rate," and expenses of having us comply with the federal securities laws (and being a public company).

Over the next twelve months, we plan to formulate and market our web sites and we will do domain registration and web hosting sales. We do not know when we will commence formulation or marketing of our web sites.

In the event that we do not have sufficient funds advanced by our current officers and directors, we will need additional financing to implement a business plan. We have no present plans, proposals, arrangements or understandings with respect to the sale and issuance of additional securities or the obtaining of additional loans or obtaining other financial accommodations; however, we will be required to develop a financing strategy which will involve an additional offering of our securities or the obtaining of funds to commence our marketing strategy. If we do not raise additional capital or secure loans, we will be required to determine if our domain names have inherent intangible value with us selling our names or seeking a business opportunity with a company doing domain registration and web hosting who may desire our domain names or some other business opportunity or wind up and dissolve. However, we do not presently intend to engage in a merger or acquisition with an unidentified company or companies and we intend to pursue our business plan. In addition, although we have a commitment from the officers and directors to provide federal securities law compliance funding, we may need to determine whether or not we will continue to file periodic reports since our obligation to file the reports is not required under the 1934 Act. We do not meet the minimum criteria for registration and we are exempt from registration, nonetheless, we have voluntarily registered our securities. It is our present intent to comply with all of the reporting requirements under the 1934 Act.

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

Plan of Operation.

We currently have cash of $1,145 and $8,550 in prepaid expenses that constitutes our total assets. We have no other liquid current assets and we have received no revenue from operations. Our web sites may have been accessed by visitors. Our loss from inception through December 31, 2004 is $76,058. Without the implementation of any marketing plan, our current "burn rate" is less than $80 per month. Upon implementation of a marketing plan, we expect that our "burn rate" will increase.

We are unable to predict our future income; accordingly, we do not know when our operating expenses and operating losses will cease and when we will begin reducing our accumulated deficit and commence repayment of the officers' advances.

If we do not raise additional capital or secure loans, we will be required to determine if our domain names have inherent intangible value with us selling our names or seeking a business opportunity with a company doing domain registration and web hosting who may desire our domain names or seek out a business combination or wind up and dissolve.

We are currently not engaged in any preliminary negotiations to effectuate a business combination. The majority shareholders have had no preliminary negotiations that, if consummated, may result in a change in control. We have been informed that, if, pursuant to any arrangement or understanding with the person or persons acquiring securities in a transaction subject to the 1934 Act, any persons are to be elected or designated as directors of the Company, otherwise than at a meeting of security holders, and the persons so elected or designated will constitute a majority of the directors of the Company, then, not less than 10 days prior to the date any such persons take office as a director, or such shorter period prior to the date the Securities and Exchange Commission may authorize upon a showing of good cause therefore, the Company shall file with the Securities and Exchange Commission and transmit to all holders of record of securities of the Company who would be entitled to vote at a meeting for election of directors, information substantially equivalent to certain information which would be required by Schedule 14A of Regulation 14A to be transmitted if such person or persons were nominees for election as directors at a meeting of such security holders. A Form 8-K is also required to be filed when there is a change of control.

On June 29, 2005, the Securities and Exchange Commission adopted final rules amending the Form S-8 and the Form 8-K for shell companies like us. The amendments expand the definition of a shell company to be broader than a company with no or nominal operations/assets or assets consisting of cash and cash equivalents, the amendments prohibit the use of a From S-8 (a form used by a corporation to register securities issued to an employee, director, officer, consultant or advisor, under certain circumstances), and revise the Form 8-K to require a shell company to include current Form 10 or Form 10-SB information, including audited financial statements, in the filing on Form 8-K that the shell company files to report the acquisition of the business opportunity. The rules are designed to assure that investors in shell companies that acquire operations or assets have access on a timely basis to the same kind of information as is available to investors in public companies with continuing operations.

We are dependent upon our officers to meet any de minimis costs that we may incur. Amy Hadley, an officer and director of the Company, has agreed to provide the necessary funds, without interest, for us to comply with the 1934 Act; provided that she is an officer and director of the Company when the obligation is incurred. As part of any transaction that may result in the change in our control, Amy Hadley may forgive the indebtedness owed to her by us.

Since we have had no operating history nor any revenues or earnings from operations, with no significant assets or financial resources, we will in all likelihood continue to sustain operating expenses without corresponding revenues, at least until implementation of our marketing plan, selling of our domain names or the consummation of a business combination. This may result in us incurring a net operating loss which will increase continuously until we can consummate a business combination with a profitable business opportunity and consummate such a business combination.

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

Accounting for a Business Combination.

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards "SFAS" No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against these new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified an recognized apart from goodwill. SGAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles is more than its fair value. Goodwill is the excess of the acquisition costs of the acquired entity over the fair value of the identifiable net assets acquired. The Company is required to test goodwill and intangible assets that are determined to have an indefinite life for impairments at least annually. The provisions of SFAS No. 142 require the completion of an annual impairment test with any impairment recognized in current earnings. The provisions of SFAS No. 141 and SFAS No. 142 may be applicable to any business combination that we may enter into in the future.

We have also been informed that most business combinations will be accounted for as a reverse acquisition with us being the surviving registrant. As a result of any business combination, if the acquired entity's shareholders will exercise control over us, the transaction will be deemed to be a capital transaction where we are treated as a non-business entity. Therefore, the accounting for the business combination is identical to that resulting from a reverse merger, except no goodwill or other intangible assets will be recorded. For accounting purposes, the acquired entity will be treated as the accounting acquirer and, accordingly, will be presented as the continuing entity.

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
                                       ==========        ==========       ==========


                 See Accompanying Notes to Financial Statements.




                           DOMAIN REGISTRATION, CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                       STATEMENTS OF STOCKHOLDERS' DEFICIT




                                                                                          Accumulated
                                                                                           (Deficit)
                                                    Common Stock           Additional       During
                                               _______________________       Paid-In       Development
                                                Shares          Amount       Capital          Stage          Total
                                               _________       _______     __________     ___________     _________

Sale of stock,  July 10, 1996                  2,100,000       $ 2,100       $     0        $      0       $  2,100
Net loss, December 31, 1996                                                                   (2,100)        (2,100)
                                               _________       _______       _______        ________       ________

Balance, December 31, 1996                     2,100,000       $ 2,100       $0             $ (2,100)      $      0
Net loss, December 31, 1997                                                                        0              0
                                               _________       _______       _______        ________       ________

Balance, December 31, 1997                     2,100,000       $ 2,100       $     0        $ (2,100)      $      0
Net loss, December 31, 1998                                                                        0              0
                                               _________       _______       _______        ________       ________

Balance, December 31, 1998                     2,100,000       $ 2,100       $     0        $ (2,100)      $ (2,100)

February 2, 1999, changed from no
    par value to $.001                                          (2,079)        2,079
February 2, 1999, forward stock
    split 100:1                                                  2,079        (2,079)
Net loss, December 31, 1999                                                                  (15,244)       (15,244)
                                               _________       _______       _______        ________       ________

Balance, December 31, 1999                     2,100,000       $ 2,100       $     0        $(17,344)      $(15,244)
Net loss, December 31, 2000                                                                   (7,213)        (7,213)
                                               _________       _______       _______        ________       ________

Balance, December 31, 2000                     2,100,000       $ 2,100       $     0        $(24,557)      $(22,457)
Issuance of stock in merger with
   Suzy-Path Corp.                             2,000,000         2,000             0               0          2,000
Net loss December 31, 2001                                                                   (15,278)       (15,278)
                                               _________       _______       _______        ________       ________

Balance, December 31, 2001                     4,100,000       $ 4,100       $     0        $(39,835)      $(35,735)
Net loss December 31, 2002                                                                   (11,408)       (11,408)
                                               _________       _______       _______        ________       ________

Balance, December 31, 2002                     4,100,000         4,100             0         (51,243)       (47,143)
Net loss December 31, 2003                                                                   (10,872)       (10,872)
                                               _________       _______       _______        ________       ________

Balance, December 31, 2003                     4,100,000         4,100             0         (62,115)       (58,015)
Net loss, December 31, 2004                                                                  (13,943)       (13,943)
                                               _________       _______       _______        ________       ________

Balance, December 31, 2004                     4,100,000       $ 4,100       $     0        $(76,058)      $(71,958)
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

Based upon Rule 12g-3(a) of the rules promulgated under the 1934 Act Domain Registration, Corp. became the surviving entity for reporting purposes to the Securities and Exchange Commission. Based upon the terms of the merger agreement, the 4,100,000 issued and outstanding shares of Suzy-Path, Corp. were automatically converted the same number of to shares in Domain Registration, Corp. Each of the shareholders of Suzy-Path, Corp. exchanged his or her stock for the stock of the Company.

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

NOTE 6.  BUSINESS COMBINATIONS

MERGER BETWEEN SUZY-PATH, CORP. AND BAHAMAS ENTERPRISES, INC.

Bahamas Enterprises, Inc. is a reporting company to the Security and Exchange Commission under the 1934 Act of 1934, as amended. Suzy-Path, Corp. owned a domain name and maintained a web site for customers to register domain names and the referral of web hosting services through a contact with Verio, Inc.

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

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the 1934 Act requires our directors, executive officers and holders of more than 10% of our common stock to file with the Securities and Exchange Commission reports regarding their ownership and changes in ownership of the common stock. We believe that from Bahamas Enterprises, Inc. inception through its merger of October 9, 2001 with us and through December 31, 2004, the end of our current fiscal year, our officers, directors and 10% stockholders complied with all Section 16(a) filing requirements, with the exception of one report for Amy Hadley on a Form 3. She did not timely report the receipt of her 2,000,000 shares. Stuart Curtis Nilson, Felicia May Nilson and Vickie L. Andre each filed a Form 3 as an officer, director and as a holder of more than 10% of common stock of Bahamas Enterprises, Inc., a predecessor issuer to our Company on July 13, 1999. Section 16(a) contains no provisions allowing an insider to file a late report. On April 8, 2003, Amy Hadley filed her Form 3, untimely. All information that would have been contained in the Form 3 of Amy Hadley was contained in the timely filed Form 8K12G filed on October 25, 2001 with the Securities and Exchange Commission and this information remained unchanged as of April 8, 2003 and as of the date hereof. In making these statements, we have relied upon an examination of a copy of the Form 3s provided to us and the representations of each of our directors and officers.

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

Other than (i) the sale and issuance of common stock of Suzy-Path, Corp. to Amy Hadley, its sole shareholder for $2,000 on or about September 1, 1999, (ii) the loan by Amy Hadley of $15,000 to Suzy-Path, Corp. in connection with the sale and issuance of one share of common stock of the Company to Suzy-Path, Corp. on August 1, 1999 in connection with the formation of Domain Registration, Corp.,
(iii) the series of transactions, which we had with Bahamas Enterprises, Inc. and Suzy-Path, Corp., and (iv) the executory agreement to provide added financing, we have not entered into any transactions with our officers, directors, persons nominated for such positions, beneficial owners of five (5%) percent or more of our common stock, or family members of such persons. We are not a subsidiary of any other company.

Our current officers and directors (Felicia May Nilson, Stuart Curtis Nilson and Amy Hadley) may be deemed to be promoters, as that term is defined in the federal securities laws. See Item 11 above for the ownership in us by each of our officers and directors. Also, Felicia May Nilson and Stuart Curtis Nilson are husband and wife.

Bahamas Enterprises, Inc. was incorporated in Nevada on July 10, 1996. From July 10, 1996 until January 17, 1999, Nevada Corporate Headquarters, Inc. (the resident agent in the State of Nevada) provided the officers and directors of Bahamas Enterprises, Inc. The officers and directors that Corporate Headquarters, Inc. provided was a Cort W. Cristie and Maurice O'Bannon. Each did not have a direct or indirect material interest in Bahamas Enterprises, Inc. Felicia May Nilson caused the formation and statutory resident agent fees to be paid to Corporate Headquarters, Inc. Cort W. Christie and Maurice O'Bannon, and each of them, served at the request of Felicia May Nilson, Stuart Curtis Nilson and Vickie L. Andre, the majority shareholders of Bahamas Enterprises, Inc., without compensation. Until October 9, 2001, Felicia May Nilson had a 23.809% interest in Bahamas Enterprises, Inc. and currently holds a 12.195% interest in us. Until October 9, 2001, Stuart Curtis Nilson had a 28.571% interest in Bahamas Enterprises, Inc. and currently holds a 14.634% interest in us. Until October 9, 2001, Vickie L. Andre had a 16.666% interest in Bahamas Enterprises, Inc. and currently holds a 8.536% interest in us.

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

Amy Hadley, Felicia May Nilson and Stuart Curtis Nilson have agreed to fund our "burn rate," and expenses of having us comply with the federal securities laws (and being a public company) and had orally agreed to extend, if required, a "line of credit" in the amount of $10,000, without interest, to implement our marketing plan. This line of credit was now been terminated.

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


Date: July 25, 2005               DOMAIN REGISTRATION, CORP.


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


Date: July 25, 2005               DOMAIN REGISTRATION, CORP.


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