Form 10QSB
period 2005-06-30
DOMAIN REGISTRATION  CORP
filed 2005-08-03
CIK 1080908

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005.

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes [ ]     No [X]

Indicate by check mark whether the registrant is a shell company (as defined in
12b-2 of the Exchange Act). Yes [X]     No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         At June 30, 2005, and as of the date hereof, there were outstanding 4,100,000 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes [ ]  No [X]

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS












                           DOMAIN REGISTRATION, CORP.
                        (A Development Stage Enterprise)

                                FINANCIAL REPORTS

                                  JUNE 30, 2005
                                DECEMBER 31, 2004

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

   Statements of Income                                                      F-2

   Statements of Stockholders' Deficit                                       F-3

   Statements of Cash Flows                                                  F-4

   Notes to Financial Statements                                          F-5-10
________________________________________________________________________________


                           DOMAIN REGISTRATION, CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEETS

                                                         June 30,       December 31,
                                                             2005               2004
                                                        _________       ____________

                                     ASSETS

CURRENT ASSETS
     Cash in escrow                                     $   1,145         $   1,145
     Prepaid expenses                                       5,850             8,550
                                                        _________         _________

            Total current assets                        $   6,995         $   9,695
                                                        _________         _________


                   Total assets                         $   6,995         $   9,695
                                                        =========         =========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable                                   $  13,500         $  13,500
     Officers advances                                     69,099            68,153
                                                        _________         _________

            Total current liabilities                   $  82,599         $  81,653
                                                        _________         _________


STOCKHOLDERS' EQUITY
     Common stock: $.001 par value;
        authorized 50,000,000 shares;
        issued and outstanding:
        4,100,000 shares at December 31, 2004:          $                 $   4,100
        4,100,000 shares at June 30, 2005;                  4,100
     Additional Paid In Capital                                 0                 0
     Accumulated deficit during development stage         (79,704)          (76,058)
                                                        _________         _________

            Total stockholders' deficit                 $ (75,604)        $ (71,958)
                                                        _________         _________

                   Total liabilities and
                   stockholders' deficit                $   6,995         $   9,695
                                                        =========         =========


                 See Accompanying Notes to Financial Statements.




                           DOMAIN REGISTRATION, CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                              STATEMENTS OF INCOME
                         SIX MONTHS ENDED JUNE 30, 2005


                                                                           July 10, 1996
                                                                          (inception) to
                                      June 30,         December 31,             June 30,
                                          2005                 2004                 2005
                                     ___________       ____________       ______________

Revenues                             $         0       $        44          $        44

Cost of revenue                                0                 0                    0
                                     ___________       ___________          ___________

           Gross profit              $         0       $         0          $        44

General, selling and
   administrative expenses                 3,646            13,987               79,748
                                     ___________       ___________          ___________
           Operating (loss)          $    (3,646)      $   (13,943)         $   (79,704)

Nonoperating income (expense)                  0                 0                    0
                                     ___________       ___________          ___________

   Net (loss)                        $    (3,646)      $   (13,943)         $   (79,704)
                                     ===========       ===========          ===========


   Net (loss) per share, basic
   and diluted (Note 2)              $     (0.00)      $     (0.00)         $     (0.03)
                                     ===========       ===========          ===========

   Average number of shares
   of common stock outstanding         4,100,000         4,100,000            2,866,780
                                     ===========       ===========          ===========


                 See Accompanying Notes to Financial Statements.



                           DOMAIN REGISTRATION, CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                       STATEMENTS OF STOCKHOLDERS' DEFICIT

                                                                                        Accumulated
                                                                                         (Deficit)
                                              Common Stock             Additional         During
                                        ________________________        Paid-In         Development
                                         Shares          Amount         Capital            Stage            Total
                                        _________       ________       __________       ___________       __________

Sale of stock,  July 10, 1996           2,100,000       $  2,100       $      0          $       0        $    2,100
Net loss, December 31, 1996                                                                 (2,100)           (2,100)
                                        _________       ________       ________          _________        __________

Balance, December 31, 1996              2,100,000       $  2,100       $      0          $  (2,100)       $        0
Net loss, December 31, 1997                                                                      0                 0
                                        _________       ________       ________          _________        __________

Balance, December 31, 1997              2,100,000       $  2,100       $      0          $  (2,100)       $        0
Net loss, December 31, 1998                                                                      0                 0
                                        _________       ________       ________          _________        __________

Balance, December 31, 1998              2,100,000       $  2,100       $      0          $  (2,100)       $   (2,100)
February 2, 1999, changed from no
    par value to $.001                                    (2,079)         2,079
February 2, 1999, forward stock
    split 100:1                                            2,079         (2,079)
Net loss, December 31, 1999                                                                (15,244)          (15,244)
                                        _________       ________       ________          _________        __________

Balance, December 31, 1999              2,100,000       $  2,100       $      0          $ (17,344)       $  (15,244)
Net loss, December 31, 2000                                                                 (7,213)           (7,213)
                                        _________       ________       ________          _________        __________

Balance, December 31, 2000              2,100,000       $  2,100       $      0          $ (24,557)       $  (22,457)
Issuance of stock in merger with
   Suzy-Path Corp.                      2,000,000          2,000              0                  0             2,000
Net loss December 31, 2001                                                                 (15,278)          (15,278)
                                        _________       ________       ________          _________        __________

Balance, December 31, 2001              4,100,000       $  4,100       $      0          $ (39,835)       $  (35,735)
Net loss December 31, 2002                                                                 (11,408)          (11,408)
                                        _________       ________       ________          _________        __________

Balance, December 31, 2002              4,100,000          4,100              0            (51,243)          (47,143)
Net loss December 31, 2003                                                                 (10,872)          (10,872)
                                        _________       ________       ________          _________        __________

Balance, December 31, 2003              4,100,000          4,100              0            (62,115)          (58,015)
Net loss, December 31, 2004                                                                (13,943)          (13,943)
                                        _________       ________       ________          _________        __________

Balance, December 31, 2004              4,100,000          4,100              0            (76,058)          (71,958)
Net loss, June 30, 2005                                                                     (3,646)           (3,646)
                                        _________       ________       ________          _________        __________

Balance, June 30, 2005                  4,100,000       $  4,100       $      0          $ (79,704)       $  (75,604)
                                        =========       ========       ========          =========        ==========


                 See Accompanying Notes to Financial Statements.



                           DOMAIN REGISTRATION, CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF CASH FLOWS
                         SIX MONTHS ENDED JUNE 30, 2005

                                                                                       July 10, 1996
                                                                                      (inception) to
                                                     June 30,       December 31,            June 30,
                                                         2005               2004                2005
                                                     ________       ____________       _____________

Cash Flows From
Operating Activities
    Net (loss)                                       $ (3,646)       $ (13,943)         $ (79,704)
    Adjustments to reconcile net (loss)
    to cash (used in) operating activities:
    Changes in assets and liabilities
       (Increase) decrease in prepaid assets            2,700            5,400             (5,850)
       Increase (decrease) in accounts payable              0             (500)            13,500
                                                     ________        _________          _________

         Net cash (used in)
            operating activities                     $   (946)       $  (9,043)         $ (72,054)
                                                     ________        _________          _________

Cash Flows From
Investing Activities                                 $      0        $       0          $       0
                                                     ________        _________          _________

Cash Flows From
Financing Activities
    Issuance of common stock                         $      0        $       0          $   4,100
     Increase in officer advances                         946            9,087             69,099
                                                     ________        _________          _________
         Net cash provided by
            financing activities                     $    946        $   9,087          $  73,199
                                                     ________        _________          _________

         Net increase (decrease)
            in cash                                  $      0        $      44          $   1,145

Cash, beginning of period                               1,145            1,101                  0
                                                     ________        _________          _________
Cash, end of period                                  $  1,145        $   1,145          $   1,145
                                                     ========        =========          =========



SUPPLEMENTAL INFORMATION

Interest Expense                                     $      0        $       0          $       0
                                                     ========        =========          =========

Income Taxes Paid                                    $      0        $       0          $       0
                                                     ========        =========          =========


                 See Accompanying Notes to Financial Statements.


                           DOMAIN REGISTRATION, CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2005


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

CASH

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of June 30, 2005 and December 31, 2004.

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

REVENUE RECOGNITION

Revenues are recognized as incurred. Anticipated revenues will be from the registration of domain names through the website domain registration agreement with Verio, Inc. As of June 30, 2005, the Company had one registered domain name through the websites. Cost of sales is the monthly cost of web hosting through Verio, Inc. Since the Company has not significant recorded revenues from registration of domain names, the cost of the websites have been reclassified as operating expenses.

                           DOMAIN REGISTRATION, CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2005


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

                           DOMAIN REGISTRATION, CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2005


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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 4,100,000 for June 30, 2005 and December 31, 2004 and 2,866,580 since inception. As of June 30, 2005 and since inception, the Company had no dilutive potential common shares.

                           DOMAIN REGISTRATION, CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2005


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

The components of the Company's deferred tax asset as of December 31, 2004 and 2003 is as follows:

                                             2004         2003
                                           ________     ________

       Net operating loss carryforward     $ 26,620     $ 21,740
       Valuation allowance                  (26,620)     (21,740)
                                           ________     ________

       Net deferred tax asset              $      0     $      0
                                           ========     ========

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:

                                                                     Since
                                             2004        2003      Inception
                                           _______     _______     ________

       Tax at statutory rate (35%)         $ 4,880     $ 3,805     $ 26,620
       Increase in valuation allowance      (4,880)     (3,805)     (26,620)
                                           _______     _______     ________

       Net deferred tax asset              $     0     $     0     $      0
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

                           DOMAIN REGISTRATION, CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2005


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


                                          Suzy-Path Corp.     Bahamas Enterprises     Merged Companies
                                          _______________     ___________________     ________________

       Cash                                  $  1,376              $       0             $   1,376
       Prepaid assets                          13,050                      0                13,050
       Investment in subsidiary                15,000                      0                15,000
                                             ________              _________             _________
       Total Assets                            29,426                      0                29,426

       Officer payable                         15,000                 26,588                41,588
       Accounts payable                        13,500                  1,599                15,099
                                             ________              _________             _________
       Total Liabilities                       28,500                 28,187                56,687
                                             ________              _________             _________

       Common Stock                             2,000                  2,100                 4,100
       Accumulated deficit                     (1,074)               (30,287)              (31,361)
                                             ________              _________             _________
       Shareholders' equity (deficit)        $    926              $ (28,187)            $ (27,261)
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

                           DOMAIN REGISTRATION, CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2005


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion contained herein contains "forward-looking statements" that involve risk and uncertainties. These statements may be identified by the use of terminology such as "believes," "expects," "may," "should" or anticipates" or expressing this terminology negatively or similar expressions or by discussions of strategy. The cautionary statements made in this Form 10QSB forward-looking statements wherever they appear in this Form 10QSB. Our actual results could differ materially from those discussed in this Form 10QSB.

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

Plan Implementation.

We are a development stage company with limited operations and no revenues. We are unable to satisfy cash requirements without management's financial support. Over the next twelve months, we plan to formulate and market our web sites and we intend to do domain registration and web hosting referrals to third party providers. We do not know when we will commence formulation or marketing of our web sites.

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

Restated Financial Statements.

We had determined that the accounting treatment of the merger transaction between Bahamas Enterprises, Inc. and Suzy-Path, Corp. was incorrect. On October 9, 2001, we treated the merger of these entities as a business acquisition using the purchase method of accounting as described by the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS"), SFAS No. 141, "Business Combinations." Upon subsequent review of the transaction, this was determined to be an incorrect treatment.

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

As of December 31, 2004, giving effect to the restatement of the financial statements as of December 31, 2001 and December 31, 2002, the accumulated deficit during the development stage was $76,058 and as of June 30, 2004, the accumulated deficit was $79,704.

Financial Condition.

Our auditor's going concern opinion of December 31, 2004 and our notation in the financial statements indicate that we do not have significant cash or other material assets and that we are relying on advances from stockholders, officers and directors to meet limited operating expenses. We do not have sufficient cash or other material assets or do we have sufficient operations or an established source of revenue to cover our operational costs that would allow us to continue as a going concern. We are insolvent in that we are unable to pay our debts in the ordinary course of business as they become due. We do not have income to pay our debts in the ordinary course of business as they become due. Our financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts and classification of liabilities that might result should we be unable to continue as a going concern. We have a loss from inception through December 31, 2004 of $76,058 and a loss from inception through June 30, 2005 of $79,704. This is an increase for the six months ended June 30, 2005 of $3,646.

We currently have cash of $1,145 and $5,550 in prepaid expenses that constitutes our total assets. We have no other liquid current assets and we have received no revenue from operations.

Liquidity and Operational Results.

We have had no revenues from December 31, 2004 to June 30, 2005.

We have limited assets and liquidity. As of December 31, 2004, we had cash of approximately $1,145 and $8,550 in prepaid expenses. As of June 30, 2005, we had cash of approximately $1,145 and our prepaid expenses was reduced by $2,700 to $5,850. As a result of a prior restatement of our financial statements, no goodwill or other intangible assets are reflected.

As of December 31, 2004, we had total liabilities of $81,653 and we had a negative net worth of $71,958. As of June 30, 2005, we had total liabilities of $82,599 and we had a negative net worth of $75,604. Our accounts payable as of December 31, 2004 and as of June 30, 2005 were $13,500.

Our loss from inception through December 31, 2004 was $76,058 and our loss from inception through June 30, 2005 was $79,704 or an increase for the six months then ended of $3,646.

During the fiscal year ending December 31, 2004, we incurred expenses of $13,943. As of June 30, 2005, our total losses for the period ending June 30, 2005 were $3,646 (including the increase of the prepaid expenses of $2,700).

We had officer's advances of $68,153 from inception to December 31, 2004 and of $69,099 to June 30, 2005. This is an increase of $946.

Plan of Operation.

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

On June 29, 2005, the Securities and Exchange Commission adopted final rules amending the Form S-8 and the Form 8-K for shell companies like us. These rules were published in the Federal Register on July 21, 2005 and are effective as of August 22, 2005, except for an amendment to Item 5.06 of the Form 8-K that becomes effective on November 5, 2005. The amendments expand the definition of a shell company to be a company with no or nominal operations, assets consisting of cash and cash equivalents, or assets consisting of any amount of cash and cash equivalents and nominal other assets. The rules and rule amendments prohibit the use of a Form S-8 (a form used by a corporation to register securities issued to an employee, director, officer, consultant or advisor, under certain circumstances), and revise the Form 8-K to require a shell company to include current Form 10 or Form 10-SB information, including audited financial statements, in the filing on Form 8-K that the shell company files to report an event that causes it to cease being a shell company. The shell company will be required to file financial statements within four days about the transaction. Where an operating company acquires a shell company and the operating company survives the transaction, the operating company will have acquired control of the shell for purposes of the definition of "succession" under the final rules and the operating company, as the surviving entity, will be required to file a Form 8-K under Item 5.01. The rules are designed to assure that investors in shell companies that acquire operations or assets have access on a timely basis to the same kind of information as is available to investors in public companies with continuing operations.

We are dependent upon our officers to meet any de minimis costs that we may incur. Amy Hadley, an officer and director of the Company, has agreed to provide the necessary funds, without interest, for us to comply with the 1934 Act; provided that she is an officer and director of the Company when the obligation is incurred. We currently owe Amy Hadley the sum of $69,099. As part of any transaction that may result in the change in our control, Amy Hadley may forgive the indebtedness owed to her by us.

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

Accounting for a Business Combination.

In July 2001, "SFAS" No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against these new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified an recognized apart from goodwill. SGAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles is more than its fair value. Goodwill is the excess of the acquisition costs of the acquired entity over the fair value of the identifiable net assets acquired. The Company is required to test goodwill and intangible assets that are determined to have an indefinite life for impairments at least annually. The provisions of SFAS No. 142 require the completion of an annual impairment test with any impairment recognized in current earnings. The provisions of SFAS No. 141 and SFAS No. 142 may be applicable to any business combination that we may enter into in the future.

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

There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) or any other factors during the quarter of the fiscal year ended June 30, 2005, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.


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

Our board of directors consistent with our intent to enhance the reliability and credibility of our financial statements, have submitted the financial statements included in this Form 10-QSB to our independent auditor prior to the filing of this report.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

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


Dated:   August 2, 2005       DOMAIN REGISTRATION, CORP.


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