Form 10QSB
period 2005-09-30
DOMAIN REGISTRATION  CORP
filed 2005-10-20
CIK 1080908

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005.

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

        At September 30, 2005, and as of the date hereof, there were outstanding 4,100,000 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes [ ]  No [X]

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS










                           DOMAIN REGISTRATION, CORP.
                        (A Development Stage Enterprise)

                                FINANCIAL REPORTS

                               SEPTEMBER 30, 2005
                                DECEMBER 31, 2004

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

   Statements of Income                                                      F-2

   Statements of Stockholders' Deficit                                       F-3

   Statements of Cash Flows                                                  F-4

   Notes to Financial Statements                                          F-5-10
________________________________________________________________________________


                           DOMAIN REGISTRATION, CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEETS

                                                    September 30,       December 31,
                                                             2005               2004
                                                    _____________       ____________

                                     ASSETS

CURRENT ASSETS
     Cash in escrow                                     $   1,145         $   1,145
     Prepaid expenses                                       4,500             8,550
                                                        _________         _________

            Total current assets                        $   5,645         $   9,695
                                                        _________         _________


                   Total assets                         $   5,645         $   9,695
                                                        =========         =========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable                                   $  13,500         $  13,500
     Officers advances                                     70,221            68,153
                                                        _________         _________

            Total current liabilities                   $  83,721         $  81,653
                                                        _________         _________


STOCKHOLDERS' EQUITY
     Common stock: $.001 par value;
        authorized 50,000,000 shares;
        issued and outstanding:
        4,100,000 shares at December 31, 2004:          $                 $   4,100
        4,100,000 shares at June 30, 2005;                  4,100
     Additional Paid In Capital                                 0                 0
     Accumulated deficit during development stage         (82,176)          (76,058)
                                                        _________         _________

            Total stockholders' deficit                 $ (78,076)        $ (71,958)
                                                        _________         _________

                   Total liabilities and
                   stockholders' deficit                $   5,645         $   9,695
                                                        =========         =========


                 See Accompanying Notes to Financial Statements.




                           DOMAIN REGISTRATION, CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                              STATEMENTS OF INCOME
                      NINE MONTHS ENDED SEPTEMBER 30, 2005


                                                                           July 10, 1996
                                                                          (inception) to
                                   September 30,       December 31,        September 30,
                                            2005               2004                 2005
                                   _____________       ____________       ______________

Revenues                             $         0       $        44          $        44

Cost of revenue                                0                 0                    0
                                     ___________       ___________          ___________

           Gross profit              $         0       $         0          $        44

General, selling and
   administrative expenses                 6,118            13,987               82,220
                                     ___________       ___________          ___________
           Operating (loss)          $    (6,118)      $   (13,943)         $   (82,176)

Nonoperating income (expense)                  0                 0                    0
                                     ___________       ___________          ___________

   Net (loss)                        $    (6,118)      $   (13,943)         $   (82,176)
                                     ===========       ===========          ===========


   Net (loss) per share, basic
   and diluted (Note 2)              $     (0.00)      $     (0.00)         $     (0.03)
                                     ===========       ===========          ===========

   Average number of shares
   of common stock outstanding         4,100,000         4,100,000            2,866,780
                                     ===========       ===========          ===========


                 See Accompanying Notes to Financial Statements.



                           DOMAIN REGISTRATION, CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                       STATEMENTS OF STOCKHOLDERS' DEFICIT

                                                                                        Accumulated
                                                                                         (Deficit)
                                              Common Stock             Additional         During
                                        ________________________        Paid-In         Development
                                         Shares          Amount         Capital            Stage            Total
                                        _________       ________       __________       ___________       __________

Sale of stock,  July 10, 1996           2,100,000       $  2,100       $      0          $       0        $    2,100
Net loss, December 31, 1996                                                                 (2,100)           (2,100)
                                        _________       ________       ________          _________        __________

Balance, December 31, 1996              2,100,000       $  2,100       $      0          $  (2,100)       $        0
Net loss, December 31, 1997                                                                      0                 0
                                        _________       ________       ________          _________        __________

Balance, December 31, 1997              2,100,000       $  2,100       $      0          $  (2,100)       $        0
Net loss, December 31, 1998                                                                      0                 0
                                        _________       ________       ________          _________        __________

Balance, December 31, 1998              2,100,000       $  2,100       $      0          $  (2,100)       $   (2,100)
February 2, 1999, changed from no
    par value to $.001                                    (2,079)         2,079
February 2, 1999, forward stock
    split 100:1                                            2,079         (2,079)
Net loss, December 31, 1999                                                                (15,244)          (15,244)
                                        _________       ________       ________          _________        __________

Balance, December 31, 1999              2,100,000       $  2,100       $      0          $ (17,344)       $  (15,244)
Net loss, December 31, 2000                                                                 (7,213)           (7,213)
                                        _________       ________       ________          _________        __________

Balance, December 31, 2000              2,100,000       $  2,100       $      0          $ (24,557)       $  (22,457)
Issuance of stock in merger with
   Suzy-Path Corp.                      2,000,000          2,000              0                  0             2,000
Net loss December 31, 2001                                                                 (15,278)          (15,278)
                                        _________       ________       ________          _________        __________

Balance, December 31, 2001              4,100,000       $  4,100       $      0          $ (39,835)       $  (35,735)
Net loss December 31, 2002                                                                 (11,408)          (11,408)
                                        _________       ________       ________          _________        __________

Balance, December 31, 2002              4,100,000          4,100              0            (51,243)          (47,143)
Net loss December 31, 2003                                                                 (10,872)          (10,872)
                                        _________       ________       ________          _________        __________

Balance, December 31, 2003              4,100,000          4,100              0            (62,115)          (58,015)
Net loss, December 31, 2004                                                                (13,943)          (13,943)
                                        _________       ________       ________          _________        __________

Balance, December 31, 2004              4,100,000          4,100              0            (76,058)          (71,958)
Net loss, September 30, 2005                                                                (6,118)           (6,118)
                                        _________       ________       ________          _________        __________

Balance, September 30, 2005             4,100,000       $  4,100       $      0          $ (82,176)       $  (78,076)
                                        =========       ========       ========          =========        ==========


                 See Accompanying Notes to Financial Statements.



                           DOMAIN REGISTRATION, CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF CASH FLOWS
                      NINE MONTHS ENDED SEPTEMBER 30, 2005

                                                                                       July 10, 1996
                                                                                      (inception) to
                                                September 30,       December 31,       September 30,
                                                         2005               2004                2005
                                                _____________       ____________       _____________

Cash Flows From
Operating Activities
    Net (loss)                                       $ (6,118)       $ (13,943)         $ (82,176)
    Adjustments to reconcile net (loss)
    to cash (used in) operating activities:
    Changes in assets and liabilities
       (Increase) decrease in prepaid assets            4,050            5,400             (4,500)
       Increase (decrease) in accounts payable              0             (500)            13,500
                                                     ________        _________          _________

         Net cash (used in)
            operating activities                     $ (2,068)       $  (9,043)         $ (73,176)
                                                     ________        _________          _________

Cash Flows From
Investing Activities                                 $      0        $       0          $       0
                                                     ________        _________          _________

Cash Flows From
Financing Activities
    Issuance of common stock                         $      0        $       0          $   4,100
     Increase in officer advances                       2,068            9,087             70,221
                                                     ________        _________          _________
         Net cash provided by
            financing activities                     $  2,068        $   9,087          $  74,321
                                                     ________        _________          _________

         Net increase (decrease)
            in cash                                  $      0        $      44          $   1,145

Cash, beginning of period                               1,145            1,101                  0
                                                     ________        _________          _________
Cash, end of period                                  $  1,145        $   1,145          $   1,145
                                                     ========        =========          =========



SUPPLEMENTAL INFORMATION

Interest Expense                                     $      0        $       0          $       0
                                                     ========        =========          =========

Income Taxes Paid                                    $      0        $       0          $       0
                                                     ========        =========          =========


                 See Accompanying Notes to Financial Statements.


                           DOMAIN REGISTRATION, CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005


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

CASH

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of September 30, 2005 and December 31, 2004.

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

REVENUE RECOGNITION

Revenues are recognized as incurred. Anticipated revenues will be from the registration of domain names through the website domain registration agreement with Verio, Inc. As of September 30, 2005, the Company had one registered domain name through the websites. Cost of sales is the monthly cost of web hosting through Verio, Inc. Since the Company has not significant recorded revenues from registration of domain names, the cost of the websites have been reclassified as operating expenses.

                           DOMAIN REGISTRATION, CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005


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

                           DOMAIN REGISTRATION, CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005


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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 4,100,000 for September 30, 2005 and December 31, 2004 and 2,866,580 since inception. As of September 30, 2005 and since inception, the Company had no dilutive potential common shares.

                           DOMAIN REGISTRATION, CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005


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

                           DOMAIN REGISTRATION, CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005


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

                           DOMAIN REGISTRATION, CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005


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

As of December 31, 2004, giving effect to the restatement of the financial statements as of December 31, 2001 and December 31, 2002, the accumulated deficit during the development stage was $76,058.

Financial Condition.

Our auditor's going concern opinion of December 31, 2004 and our notation in the financial statements indicate that we do not have significant cash or other material assets and that we are relying on advances from stockholders, officers and directors to meet limited operating expenses. We do not have sufficient cash or other material assets or do we have sufficient operations or an established source of revenue to cover our operational costs that would allow us to continue as a going concern. We are insolvent in that we are unable to pay our debts in the ordinary course of business as they become due. We do not have income to pay our debts in the ordinary course of business as they become due. Our financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts and classification of liabilities that might result should we be unable to continue as a going concern. We have a loss from inception through December 31, 2004 of $76,058 and a loss from inception through September 30, 2005 of $82,176. This is an increase for the nine months ended September 30, 2005 of $6,118.

We currently have cash of $1,145 and $4,500 in prepaid expenses that constitutes our total assets. We have no other liquid current assets and we have received no revenue from operations.

Liquidity and Operational Results.

We have had no revenues from December 31, 2004 to September 30, 2005.

We have limited assets and liquidity. As of December 31, 2004, we had cash of approximately $1,145 and $8,550 in prepaid expenses. As of September 30, 2005, we had cash of approximately $1,145 and our prepaid expenses was reduced by $4,050 to $4,500. As a result of a prior restatement of our financial statements, no goodwill or other intangible assets are reflected.

As of December 31, 2004, we had total liabilities of $81,653 and we had a negative net worth of $71,958. As of September 30, 2005, we had total liabilities of $83,721 and we had a negative net worth of $78,076. Our accounts payable as of December 31, 2004 and as of September 30, 2005 were $13,500.

Our loss from inception through December 31, 2004 was $76,058 and our loss from inception through September 30, 2005 was $82,176 or an increase for the nine months then ended of $6,118.

During the fiscal year ending December 31, 2004, we incurred expenses of $13,943. As of September 30, 2005, our total losses for the nine months then ended was $6,118.

We had officer's advances of $68,153 from inception to December 31, 2004 and of $70,221 to September 30, 2005. This is an increase of $2,068.

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

We are dependent upon our officers to meet any de minimis costs that we may incur. Amy Hadley, an officer and director of the Company, has agreed to provide the necessary funds, without interest, for us to comply with the 1934 Act; provided that she is an officer and director of the Company when the obligation is incurred. We currently owe Amy Hadley the sum of $70,221. As part of any transaction that may result in the change in our control, Amy Hadley may forgive the indebtedness owed to her by us.

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

Item 1 - Legal Proceedings .................................................None

Item 2 - Changes in the Rights of the Company's Security Holders ...........None

Item 3 - Defaults by the Company on its Senior Securities ..................None

Item 4 - Submission of Matter to Vote of Security Holders ..................None

Item 5 - Other Information.

Board Meeting.

Our board held one meeting during the current quarter, which were all special meetings by written consent.

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


Dated:   October 20, 2005     DOMAIN REGISTRATION, CORP.


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