Form 10KSB
period 2005-12-31
DOMAIN REGISTRATION  CORP
filed 2006-02-15
CIK 1080908

Commission File No. 000-25487


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549


                                   FORM 10-KSB


              /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  For the Fiscal Year Ended: December 31, 2005


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


         Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

         Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendments to this Form 10-K. /X/

         As of December 31, 2005, there were 4,100,000 shares of the registrant's common stock, $.001 par value, outstanding.

         The aggregate market value of shares of common stock held by non-affiliates of the registrant, as of the last business day of registrant's most recently completed fiscal quarter, and as of the date hereof, is $-0-.

         Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act). [X] Yes     [ ] No

         State the registrant's revenues for the December 31, 2005 fiscal year:
$0.

                                TABLE OF CONTENTS



                                                                            Page

Item 1.  Description of Business. . . . . . . . . . . . . . . . . . . . . .   4

Item 2.  Description of Property. . . . . . . . . . . . . . . . . . . . . .  16

Item 3.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . .  16

Item 4.  Submission of Matters to a Vote of
         Security Holders . . . . . . . . . . . . . . . . . . . . . . . . .  16

Item 5.  Market for Common Equity, Related Stockholders Matters and
         Small Business Issuer Purchases of Equity Securities . . . . . . .  17

Item 6.  Management's Discussion and Analysis
         or Plan of Operation . . . . . . . . . . . . . . . . . . . . . . .  23

Item 7.  Financial Statements . . . . . . . . . . . . . . . . . . . . . . .  27

Item 8.  Changes in and Disagreements with
         Accountants on Accounting and Financial
         Disclosure . . . . . . . . . . . . . . . . . . . . . . . . . . . .  29

Item 8A. Controls and Procedures. . . . . . . . . . . . . . . . . . . . . .  29

Item 8B  Other Information. . . . . . . . . . . . . . . . . . . . . . . . .  29

Item 9.  Directors, Executive Officers, Promoters
         and Control Persons; Compliance with
         Section 16(a) of the Exchange Act. . . . . . . . . . . . . . . . .  29

Item 10. Executive Compensation . . . . . . . . . . . . . . . . . . . . . .  31

Item 11. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters. . . . . . . . . . . . . . . . . .  31

Item 12. Certain Relationships and
         Related Transactions . . . . . . . . . . . . . . . . . . . . . . .  33

Item 13. Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  35

Item 14. Principal Accountant Fees and Services . . . . . . . . . . . . . .  35

         Signature and Certifications . . . . . . . . . . . . . . . . . . .  36

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

D. Financial Condition.

We currently have no cash and $3,150 in prepaid expenses that constitute our total assets. We have no other liquid current assets and we have received nominal revenue in a prior year from operations. We do not have income to pay our debts in the ordinary course of business as they become due. We have a loss from inception through December 31, 2005 of $86,230. Without the implementation of any marketing plan, our current "burn rate" is less than $80 per month. [We define "burn rate" as the amount of money that we spend or pay out or the obligation to pay is incurred by us. It does not take into account the source of the money and does not take into account whether the money spent or the obligation incurred is a capital expenditure or an expense. It is cash at the beginning and cash at the end. The burn rate can change as additional obligations are incurred.] If we implement any marketing plan, we expect that our "burn rate" will increase.

We have had no revenues from operations. The lack of revenues is predicated upon our failure to implement any marketing plan. We have no operating history and there is nothing at this time on which to base the assumption we will be able to achieve revenues and to operate profitably.

Our officers and directors had originally agreed to fund our "burn rate," and expenses of having us comply with the federal securities laws (and being a public company) and had orally agreed to extend, if required, a "line of credit" in the amount of $10,000, without interest, to implement our marketing plan. The agreement to fund our "burn rate" and implement our marketing plan has been withdrawn. As of December 31, 2005, the officers and directors had advanced $71,825 that was not part of the line of credit.

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

Our auditor's going concern opinion and the notation in the financial statements indicate that we do not have significant cash or other material assets and that we are relying on advances from stockholders, officers and directors to meet limited operating expenses. We are insolvent in that we are unable to pay our debts in the ordinary course of business as they become due. Our financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts and classification of liabilities that might result should we be unable to continue as a going concern. We will have a loss from inception through December 31, 2005 of $86,230.

3. We have not commenced business operations and have no current operating history that makes any evaluation of us difficult.

We have a limited operating history. As of December 31, 2005, we had incurred losses of $86,230 and we expect losses to continue. There is nothing at this time on which to base an assumption that any business plan will prove successful, and there is no assurance that we will be able to operate profitably. If we are unable to formulate and implement a business plan, we will be unable to commence business operations and we will have no business.

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

We are authorized to issue a maximum of 50,000,000 shares of common shares. As of December 31, 2005, there were 4,100,000 shares issued and outstanding. The board of directors' authority to issue common stock without shareholder consent may dilute the value of your common stock.

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

We plan to seek a listing on the Over The Counter ("OTC") Bulletin Board and we have contacted a market maker to seek the listing on our behalf.

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

If we are unable to have a market maker obtain a listing, we will be unable to develop a trading market for our common stock. We may be unable to locate a market maker that will agree to sponsor our securities. Even if we do locate a market maker, there is no assurance that our securities will be able to meet the requirements for a quotation or that the securities will be accepted for listing on the OTC Bulletin Board.

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

If we change our current business plan to be based upon a business combination with a private concern, in all likelihood, that would result in the Company issuing securities to shareholders of any such private company. The issuance of our previously authorized and unissued common stock would result in reduction in percentage of shares owned by our present and prospective shareholders and may result in a change in our control or in our management.

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

Our primary web site is at http://www.domainandwebhosting.com (our web site and the linked contents to other web sites do not form any part of this report).

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

Distribution.

We intend to deliver our referral services through our web site. We currently have the domain name www.domainandwebhosting.com and we have an Internet service provider who will provide us with a web site developer. We need to enter into or formulate relationships for the hosting, development or maintenance of a web site with other providers of this service who will pay us a referral commission for referring leads who become their customers.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

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


ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information and Market Price.

There is no trading market for our common stock at present and there has been no trading market to date. Our common stock is not traded on any exchange. We plan to eventually seek listing on the OTC Bulletin Board System or in the Pink Sheets LLC internet-based quotation service entitled the "Pink Sheets."

There is no assurance that a trading market will ever develop or, if such a market does develop, that it will continue. We have made a request to a broker-dealer to make application to the NASD Regulation, Inc. to have the Company's securities traded on the OTC Bulletin Board System or published, in print and electronic media, or either, in the Pink Sheets LLC "Pink Sheets."

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

We have requested a broker-dealer to make application to the NASD Regulation, Inc. to have the Company's securities traded on the OTC Bulletin Board System. There is no assurance that a trading market will ever develop or, if such a market does develop, that it will continue.

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

Shareholders.

As of December 31, 2005 and as of the date hereof, we had 26 shareholders of record of our common stock.

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

            Pacific Stock Transfer Company
            500 E. Warm Springs, Suite 240
            Las Vegas, Nevada 89119
            (702) 361-3033
            (702) 433-1979 (fax)

CUSIP Number.

Our CUSIP number is 25702N 10 7

Recent Sales of Unregistered Securities.

The Company has not issued securities during the three year period preceding the date of this report.

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

Recent Purchases of Securities.

The Company has not purchased any equity securities in any issuer during the period covered this report.

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

Amy Hadley has agreed to fund our future expenses of having us comply with the federal securities laws (and being a public company).

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

Prior to the restatement of the financial statements, the goodwill, as of December 31, 2001 through December 31, 2003, net of amortization was $1,700.

Financial Condition.

Our auditor's going concern opinion and the notation in the financial statements indicate that we do not have significant cash or other material assets and that we are relying on advances from stockholders, officers and directors to meet limited operating expenses. We do not have sufficient cash or other material assets or do we have sufficient operations or an established source of revenue to cover our operational costs that would allow us to continue as a going concern. We are insolvent in that we are unable to pay our debts in the ordinary course of business as they become due. We do not have income to pay our debts in the ordinary course of business as they become due. Our financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts and classification of liabilities that might result should we be unable to continue as a going concern. We have a loss from inception through December 31, 2005 of $76,058.

Plan of Operation.

We currently have no cash and $3,150 in prepaid expenses that constitutes our total assets. We have no other liquid current assets and we have received no revenue from operations. Our web sites may have been accessed by visitors. Our loss from inception through December 31, 2005 is $86,230. Without the implementation of any marketing plan, our current "burn rate" is less than $80 per month. Upon implementation of a marketing plan, we expect that our "burn rate" will increase.

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

Liquidity and Operational Results.

We have limited assets and liquidity. As of December 31, 2005, we had no cash and $3,150 in prepaid expenses. As a result of a prior restatement of our financial statements, no goodwill or other intangible assets are reflected.

As of December 31, 2005, we had total liabilities of $85,230 and we had a negative net worth of $82,130.

We have had nominal revenues from inception through December 31, 2004 and no revenues in 2005. Our loss from inception through December 31, 2005 was $86,230. Our loss for the year ended December 31, 2004 was $13,943 and our loss for the year ended December 31, 2005 was $10,172 or a decrease of $3,071 from the prior year.

During the fiscal year ending December 31, 2005, we incurred expenses of $10,172 as compared to the fiscal year ended December 31, 2004 of $13,943 or a decrease of $3,771.

We have officer's advances of $71,825 from inception to December 31, 2005. The officer's advances as of December 31, 2004 were $68,153 or an increase of $3,672.

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

ITEM 7.  FINANCIAL STATEMENTS.












                           DOMAIN REGISTRATION, CORP.
                        (A Development Stage Enterprise)

                                FINANCIAL REPORTS

                                DECEMBER 31, 2005
                                DECEMBER 31, 2004

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

   Statements of Cash Flows                                                  F-5

   Notes to Financial Statements                                          F-6-11
________________________________________________________________________________

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
Domain Registration, Corp.
Las Vegas, Nevada


I have audited the accompanying balance sheets of Domain Registration, Corp. (A Development Stage Enterprise) as of December 31, 2005 and 2004, and the related statements of operations, stockholders' deficit, and cash flows for the years then ended and the period July 10, 1996 (inception) through December 31, 2005. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Domain Registration, Corp. (A Development Stage Enterprise) as of December 31, 2005 and 2004 and the results of its operations and cash flows for the year then ended, and the period July 10, 1996 (inception) through December 31, 2005, in conformity with generally accepted accounting principles.

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


Kyle L. Tingle, CPA, LLC

January 18, 2006
Las Vegas, Nevada



                           DOMAIN REGISTRATION, CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEETS


                                                        December 31,     December 31,
                                                                2005             2004
                                                        ____________     ____________

                                     ASSETS

CURRENT ASSETS
     Cash in escrow                                      $      0         $  1,145
     Prepaid expenses                                       3,150            8,550
                                                         ________         ________

            Total current assets                         $  3,150         $  9,695
                                                         ________         ________


                   Total assets                          $  3,150         $  9,695
                                                         ========         ========


            LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable                                    $ 13,455         $ 13,500
     Officers advances                                     71,825           68,153
                                                         ________         ________

            Total current liabilities                    $ 85,280         $ 81,653
                                                         ________         ________


STOCKHOLDERS' EQUITY
     Common stock: $.001 par value;
        authorized 50,000,000 shares;
        issued and outstanding:
        4,100,000 shares at December 31, 2004:           $                $  4,100
        4,100,000 shares at December 31, 2005;              4,100
     Additional paid in capital                                 0                0
     Accumulated deficit during development stage         (86,230)         (76,058)
                                                         ________         ________

            Total stockholders' deficit                  $(82,130)        $(71,958)
                                                         ________         ________

                   Total liabilities and
                   stockholders' deficit                 $  3,150         $  9,695
                                                         ========         ========


                 See Accompanying Notes to Financial Statements.




                           DOMAIN REGISTRATION, CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF OPERATIONS
                            YEARS ENDED DECEMBER 31,


                                                                         July 10, 1996
                                                                        (inception) to
                                                                          December 31,
                                             2005              2004               2005
                                       __________        __________     ______________


Revenues                               $       44        $       44       $       44

Cost of revenue                                 0                 0                0
                                       __________        __________       __________

           Gross profit                $        0        $       44       $       44

General, selling and
   administrative expenses                 10,172            13,987           86,274
                                       __________        __________       __________
           Operating (loss)            $  (10,172)       $  (13,943)      $  (86,230)

Nonoperating income (expense)                   0                 0                0
                                       __________        __________       __________

   Net (loss)                          $  (10,172)       $  (13,943)      $  (86,230)
                                       ==========        ==========       ==========


   Net (loss) per share, basic
   and diluted                         $    (0.00)       $    (0.00)
                                       ==========        ==========

   Average number of shares
   of common stock outstanding          4,100,000         4,100,000
                                       ==========        ==========


                 See Accompanying Notes to Financial Statements.




                           DOMAIN REGISTRATION, CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                       STATEMENTS OF STOCKHOLDERS' DEFICIT




                                                                                           Accumulated
                                                                                            (Deficit)
                                                    Common Stock           Additional        During
                                               _______________________       Paid-In       Development
                                                Shares          Amount       Capital          Stage          Total
                                               _________       _______     __________     ___________     _________

Sale of stock,  July 10, 1996                  2,100,000       $ 2,100       $     0        $      0       $  2,100
Net loss, December 31, 1996                                                                   (2,100)        (2,100)
                                               _________       _______       _______        ________       ________

Balance, December 31, 1996                     2,100,000       $ 2,100       $0             $ (2,100)      $      0
Net loss, December 31, 1997                                                                        0              0
                                               _________       _______       _______        ________       ________

Balance, December 31, 1997                     2,100,000       $ 2,100       $     0        $ (2,100)      $      0
Net loss, December 31, 1998                                                                        0              0
                                               _________       _______       _______        ________       ________

Balance, December 31, 1998                     2,100,000       $ 2,100       $     0        $ (2,100)      $ (2,100)

February 2, 1999, changed from no
    par value to $.001                                          (2,079)        2,079
February 2, 1999, forward stock
    split 100:1                                                  2,079        (2,079)
Net loss, December 31, 1999                                                                  (15,244)       (15,244)
                                               _________       _______       _______        ________       ________

Balance, December 31, 1999                     2,100,000       $ 2,100       $     0        $(17,344)      $(15,244)
Net loss, December 31, 2000                                                                   (7,213)        (7,213)
                                               _________       _______       _______        ________       ________

Balance, December 31, 2000                     2,100,000       $ 2,100       $     0        $(24,557)      $(22,457)
Issuance of stock in merger with
   Suzy-Path Corp.                             2,000,000         2,000             0               0          2,000
Net loss December 31, 2001                                                                   (15,278)       (15,278)
                                               _________       _______       _______        ________       ________

Balance, December 31, 2001                     4,100,000       $ 4,100       $     0        $(39,835)      $(35,735)
Net loss December 31, 2002                                                                   (11,408)       (11,408)
                                               _________       _______       _______        ________       ________

Balance, December 31, 2002                     4,100,000         4,100             0         (51,243)       (47,143)
Net loss December 31, 2003                                                                   (10,872)       (10,872)
                                               _________       _______       _______        ________       ________

Balance, December 31, 2003                     4,100,000         4,100             0         (62,115)       (58,015)
Net loss, December 31, 2004                                                                  (13,943)       (13,943)
                                               _________       _______       _______        ________       ________

Balance, December 31, 2004                     4,100,000       $ 4,100       $     0        $(76,058)      $(71,958)
Net loss, December 31, 2005                                                                  (10,172)       (10,172)
                                               _________       _______       _______        ________       ________

Balance, December 31, 2005                     4,100,000       $ 4,100       $     0        $(86,230)      $(82,130)
                                               =========       =======       =======        ========       ========


                 See Accompanying Notes to Financial Statements.




                           DOMAIN REGISTRATION, CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF CASH FLOWS
                            YEARS ENDED DECEMBER 31,


                                                                                  July 10, 1996
                                                                                 (inception) to
                                                                                   December 31,
                                                       2005          2004                  2005
                                                     ________      ________      ______________

Cash Flows From
Operating Activities
    Net (loss)                                       $(10,172)     $(13,943)        $(86,230)
    Adjustments to reconcile net (loss)
    to cash (used in) operating activities:
    Changes in assets and liabilities
       (Increase) decrease in prepaid assets            5,400         5,400           (3,150)
       Increase (decrease) in accounts payable            (45)         (500)          13,455
                                                     ________      ________         ________

         Net cash (used in)
            operating activities                     $ (4,817)     $ (9,043)        $(75,925)
                                                     ________      ________         ________

Cash Flows From
Investing Activities                                 $      0      $      0         $      0
                                                     ________      ________         ________

Cash Flows From
Financing Activities
    Issuance of common stock                         $      0      $      0         $  4,100
     Increase in officer advances                       3,672         9,087           71,825
                                                     ________      ________         ________
         Net cash provided by
            financing activities                     $  3,672      $  9,087         $ 75,925
                                                     ________      ________         ________

         Net increase (decrease)
            in cash                                  $ (1,145)     $     44         $      0

Cash, beginning of period                               1,145         1,101         $      0
                                                     ________      ________         ________
Cash, end of period                                  $      0      $  1,145         $      0
                                                     ========      ========         ========



SUPPLEMENTAL INFORMATION

Interest Expense                                     $      0      $      0         $      0
                                                     ========      ========         ========

Income Taxes Paid                                    $      0      $      0         $      0
                                                     ========      ========         ========


                See Accompanying Notes to Financial Statements.


                           DOMAIN REGISTRATION, CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004


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

CASH

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2005 and 2004.

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

REVENUE RECOGNITION

Revenues are recognized as incurred. Anticipated revenues will be from the registration of domain names through the website domain registration agreement with Verio, Inc. As of December 31, 2005, the Company had one registered domain name through the websites. Cost of sales is the monthly cost of web hosting through Verio, Inc. Since the Company has no significant recorded revenues from registration of domain names, the cost of the websites have been reclassified as operating expenses.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R "SHARE BASED PAYMENT." This statement is a revision to SFAS 123 and supersedes Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and amends FASB Statement No. 95, "Statement of Cash

                           DOMAIN REGISTRATION, CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004


NOTE 1.  NATURE OF THE BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)


Flows." This statement requires a public entity to expense the cost of employee services received in exchange for an award of equity instruments. This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements. This statement is effective for the first interim reporting period that begins after June 15, 2005.

SFAS 123R permits public companies to choose between the following two adoption methods:

     1. A "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date, or

     2. A "modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

As we do not currently have share based payments, we expect no impact to the financial statements due to the adoption of SFAS 123R.


In March 2005, the FASB issued FASB Interpretation ("FIN") No. 47 "ACCOUNTING FOR CONDITIONAL ASSET RETIREMENT OBLIGATIONS--AN INTERPRETATION OF FASB STATEMENT NO. 143" ("FIN No. 47"). FIN No. 47 clarifies the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset when the timing and/or method of settlement are conditional on a future event. FIN No. 47 is effective for us no later than December 31, 2005. We do not expect that the adoption of FIN No. 47 will have a material impact on our financial condition or results of operations.

In May 2005, the FASB issued SFAS No. 154, "ACCOUNTING CHANGES AND ERROR CORRECTIONS, A REPLACEMENT OF APB NO. 20 AND FASB STATEMENT NO. 3" ("SFAS No. 154"). SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. APB Opinion No. 20 "ACCOUNTING CHANGES," previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This statement is effective for our Company as of January 1, 2006. The Company does not believe that the adoption of SFAS No. 154 will have a material impact on our financial statements.

                           DOMAIN REGISTRATION, CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004


NOTE 1.  NATURE OF THE BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


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

                           DOMAIN REGISTRATION, CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004


NOTE 2.  STOCKHOLDERS' EQUITY (CONTINUED)


NET LOSS PER COMMON SHARE

Net loss per share is calculated in accordance with SFAS No. 128, "EARNINGS PER SHARE." The weighted-average number of common shares outstanding during each period is used to compute basic loss per share. The calculation of diluted net loss per share gives effect to common stock equivalents, however, potential common shares are excluded if their effect is antidilutive.

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 4,100,000 for December 31, 2005 and 2004. As of December 31, 2005 and since inception, the Company had no dilutive potential common shares.

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

The components of the Company's deferred tax asset as of December 31, 2005 and 2004 is as follows:

                                           2005         2004
                                         ________     ________

     Net operating loss carryforward     $(30,180)    $(26,620)
     Valuation allowance                   30,180       26,620
                                         ________     ________
     Net deferred tax asset              $      0     $      0
                                         ========     ========

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:

                                           2005         2004    Since Inception
                                         ________     ________  _______________

     Tax at statutory rate (35%)         $ (3,560)    $ (4,880)    $(30,180)
     Increase in valuation allowance        3,560        4,880       30,180
                                         ________     ________     ________
     Net deferred tax asset              $      0     $      0     $      0
                                         ========     ========     ========

The net federal operating loss carry forward will expire between 2016 and 2025. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

In connection with the acquisition of Suzy-Path, Corp. and Domain Registration, Corp., the Company acquired certain federal net operating loss carryforwards of $3,429. If, in the future, the realization of these acquired deferred tax assets becomes more likely than not, any reduction in the associated valuation allowance will be allocated to reduce purchased intangibles.

                           DOMAIN REGISTRATION, CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004


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
                                            =======              ========              ========


                           DOMAIN REGISTRATION, CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004


NOTE 6.  BUSINESS COMBINATIONS (CONTINUED)

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


ITEM 8A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure on Controls and Procedures.

Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this annual report, our president and treasurer have determined that the our current disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting.

There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) or any other factors during the quarter of the fiscal year ended December 31, 2005, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.


ITEM 8B. OTHER INFORMATION.

None


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors, Officers, Promoters and Control Persons.

The members of the board of directors of the Company serve until the next annual meeting of the stockholders, or until their successors have been elected. The officers serve at the pleasure of the board of directors. Information as to the directors and executive officers of the Company is as follows:

         Name                   Ages               Position

         Amy Hadley               45         President/Director

         Stuart Curtis Nilson     32         Secretary/Treasurer
                                             Director

         Felicia May Nilson       33         Director


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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

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

Amy Hadley, Felicia May Nilson and Stuart Curtis Nilson have agreed to fund our expenses of having us comply with the federal securities laws (and being a public company) and had orally agreed to extend, if required, a "line of credit" in the amount of $10,000, without interest, to implement our marketing plan. This line of credit has been terminated.

Any transactions between the Company and its officers, directors or five (5%) percent shareholders, and their respective affiliates, will be on terms no less favorable than those terms which could be obtained from unaffiliated third parties and said transactions will be approved by a majority of the independent and disinterested directors.

ITEM 13. EXHIBITS.

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

         31.2 Certification by and Stuart Curtis Nilson, Chief Financial Officer required by Rule 13a-14(a)

         32.1 Certification by Amy Hadley pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         32.1 Certification by Stuart Curtis Nilson pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.

Audit fees consist of fees billed for professional services rendered for the audit of our financial statements and the review or audit of our interim statements. The total fees billed for Kyle L. Tingle for the fiscal year ended December 31, 2005 was $2,500 and for the fiscal year ended December 31, 2004 was $4,100.

Audit Related Fees.

There were no audit related services and no fees billed for audit related services for the fiscal years ended December 31, 2005 and December 31, 2004.

All Other Fees.

There was no tax preparation or other fees billed for the fiscal years ended December 31, 2005 and December 31, 2004.

                                   SIGNATURES


Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Company has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: February XX, 2006            DOMAIN REGISTRATION, CORP.


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


Date: February 14, 2006            DOMAIN REGISTRATION, CORP.


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