Form 10QSB
period 2006-03-31
DOMAIN REGISTRATION  CORP
filed 2006-05-12
CIK 1080908

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006.

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

         At March 31, 2006, and as of the date hereof, there were outstanding 4,100,000 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes / /   No /X/

                                     PART I

                              FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                           DOMAIN REGISTRATION, CORP.
                        (A Development Stage Enterprise)

                                FINANCIAL REPORTS

                                 MARCH 31, 2006
                                DECEMBER 31, 2005

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

   Statements of Income                                                      F-2

   Statements of Stockholders' Deficit                                       F-3

   Statements of Cash Flows                                                  F-4

   Notes to Financial Statements                                          F-5-10
________________________________________________________________________________


                           DOMAIN REGISTRATION, CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEETS


                                                        March 31,       December 31,
                                                             2006               2005
                                                        _________       ____________

                                     ASSETS

CURRENT ASSETS
     Cash in escrow                                     $       0         $      0
     Prepaid expenses                                       1,800            3,150
                                                        _________         ________

            Total current assets                        $   1,800         $  3,150
                                                        _________         ________


                   Total assets                         $   1,800         $  3,150
                                                        =========         ========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable                                   $  13,455         $ 13,455
     Officers advances                                     75,031           71,825
                                                        _________         ________

            Total current liabilities                   $  88,486         $ 85,280
                                                        _________         ________


STOCKHOLDERS' EQUITY
     Common stock: $.001 par value;
        authorized 50,000,000 shares;
        issued and outstanding:
        4,100,000 shares at December 31, 2005:          $                 $  4,100
        4,100,000 shares at March 31, 2006;                 4,100
     Additional Paid In Capital                                 0                0
     Accumulated deficit during development stage         (90,786)         (86,230)
                                                        _________         ________

            Total stockholders' deficit                 $ (86,686)        $(82,130)
                                                        _________         ________


                   Total liabilities and
                   stockholders' deficit                $   1,800         $  3,150
                                                        =========         ========


                 See Accompanying Notes to Financial Statements.


                                      F-1




                           DOMAIN REGISTRATION, CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                              STATEMENTS OF INCOME
                          QUARTER ENDED MARCH 31, 2006

                                                                         July 10, 1996
                                                                        (inception) to
                                      March 31,      December 31,            March 31,
                                           2006              2005                 2006
                                     __________      ____________       ______________

Revenues                             $        0       $       44          $       44

Cost of revenue                               0                0                   0
                                     __________       __________          __________

           Gross profit              $        0       $        0          $       44

General, selling and
   administrative expenses                4,556           10,172              90,786
                                     __________       __________          __________
           Operating (loss)          $   (4,556)      $  (10,172)         $  (90,786)

Nonoperating income (expense)                 0                0                   0
                                     __________       __________          __________

   Net (loss)                        $   (4,556)      $  (10,172)         $  (90,786)
                                     ==========       ==========          ==========

   Net (loss) per share, basic
   and diluted (Note 2)              $    (0.00)      $    (0.00)         $    (0.03)
                                     ==========       ==========          ==========

   Average number of shares
   of common stock outstanding        4,100,000        4,100,000           2,866,780
                                     ==========       ==========          ==========


                 See Accompanying Notes to Financial Statements.


                                      F-2




                           DOMAIN REGISTRATION, CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                       STATEMENTS OF STOCKHOLDERS' DEFICIT

                                                                               Accumulated
                                                                                (Deficit)
                                          Common Stock          Additional       During
                                      ____________________       Paid-In       Development
                                       Shares       Amount       Capital          Stage        Total
                                      _________     ______      __________     ___________    ________

Sale of stock,  July 10, 1996         2,100,000     $ 2,100      $     0        $      0      $  2,100
Net loss, December 31, 1996                                                       (2,100)       (2,100)
                                      _________     _______      _______        ________      ________

Balance, December 31, 1996            2,100,000     $ 2,100      $     0        $ (2,100)     $      0
Net loss, December 31, 1997                                                            0             0
                                      _________     _______      _______        ________      ________

Balance, December 31, 1997            2,100,000     $ 2,100      $     0        $ (2,100)     $      0
Net loss, December 31, 1998                                                            0             0
                                      _________     _______      _______        ________      ________

Balance, December 31, 1998            2,100,000     $ 2,100      $     0        $ (2,100)     $ (2,100)
February 2, 1999, changed from no
    par value to $.001                               (2,079)       2,079
February 2, 1999, forward stock
    split 100:1                                       2,079       (2,079)
Net loss, December 31, 1999                                                      (15,244)      (15,244)
                                      _________     _______      _______        ________      ________

Balance, December 31, 1999            2,100,000     $ 2,100      $     0        $(17,344)     $(15,244)
Net loss, December 31, 2000                                                       (7,213)       (7,213)
                                      _________     _______      _______        ________      ________

Balance, December 31, 2000            2,100,000     $ 2,100      $     0        $(24,557)     $(22,457)
Issuance of stock in merger with
   Suzy-Path Corp.                    2,000,000       2,000            0               0         2,000
Net loss December 31, 2001                                                       (15,278)      (15,278)
                                      _________     _______      _______        ________      ________

Balance, December 31, 2001            4,100,000     $ 4,100      $     0        $(39,835)     $(35,735)
Net loss December 31, 2002                                                       (11,408)      (11,408)
                                      _________     _______      _______        ________      ________

Balance, December 31, 2002            4,100,000       4,100            0         (51,243)      (47,143)
Net loss December 31, 2003                                                       (10,872)      (10,872)
                                      _________     _______      _______        ________      ________

Balance, December 31, 2003            4,100,000       4,100            0         (62,115)      (58,015)
Net loss, December 31, 2004                                                      (13,943)      (13,943)
                                      _________     _______      _______        ________      ________

Balance, December 31, 2004            4,100,000       4,100            0         (76,058)      (71,958)
Net loss, December 31, 2005                                                      (10,172)      (10,172)
                                      _________     _______      _______        ________      ________

Balance, December 31, 2005            4,100,000     $ 4,100      $     0        $(86,230)     $(82,130)
Net loss, March 31, 2006                                                          (4,556)       (4,556)
                                      _________     _______      _______        ________      ________

Balance, March 31, 2006               4,100,000     $ 4,100      $     0        $(90,786)     $(86,686)
                                      =========     =======      =======        ========      ========


                 See Accompanying Notes to Financial Statements.


                                      F-3



                           DOMAIN REGISTRATION, CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF CASH FLOWS
                          QUARTER ENDED MARCH 31, 2006


                                                                         July 10, 1996
                                                                        (inception) to
                                      March 31,      December 31,            March 31,
                                           2006              2005                 2006
                                     __________      ____________       ______________

Cash Flows From
Operating Activities
    Net (loss)                       $   (4,556)      $  (10,172)         $  (90,786)
    Adjustments to reconcile
    net (loss) to cash (used in)
    operating activities:
    Changes in assets and liabilities
       (Increase) decrease in
          prepaid assets                  1,350            5,400              (1,800)
       Increase (decrease) in
          accounts payable                    0              (45)             13,455
                                     __________       __________          __________

         Net cash (used in)
            operating activities     $   (3,206)      $   (4,817)         $  (79,131)
                                     __________       __________          __________

Cash Flows From
Investing Activities                 $        0       $        0          $        0
                                     __________       __________          __________

Cash Flows From
Financing Activities
    Issuance of common stock         $        0       $        0          $    4,100
    Increase in officer advances          3,206            3,672              75,031
                                     __________       __________          __________
         Net cash provided by
            financing activities     $    3,206       $    3,672          $   79,131
                                     __________       __________          __________

         Net increase (decrease)
            in cash                  $        0       $   (1,145)         $        0

Cash, beginning of period                     0            1,145          $        0
                                     __________       __________          __________
Cash, end of period                  $        0       $        0          $        0
                                     ==========       ==========          ==========

SUPPLEMENTAL INFORMATION

Interest Expense                     $        0       $        0          $        0
                                     ==========       ==========          ==========

Income Taxes Paid                    $        0       $        0          $        0
                                     ==========       ==========          ==========


                 See Accompanying Notes to Financial Statements.


                                      F-4



                           DOMAIN REGISTRATION, CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2006


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

CASH

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of March 31, 2006 and December 31, 2005.

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

REVENUE RECOGNITION

Revenues are recognized as incurred. Anticipated revenues will be from the registration of domain names through the website domain registration agreement with Verio, Inc. As of March 31, 2006, the Company had one registered domain name through the websites. Cost of sales is the monthly cost of web hosting through Verio, Inc. Since the Company has not significant recorded revenues from registration of domain names, the cost of the websites have been reclassified as operating expenses.

                           DOMAIN REGISTRATION, CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2006


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

                           DOMAIN REGISTRATION, CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2006


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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 4,100,000 for March 31, 2006 and December 31, 2005 and 2,866,580 since inception. As of March 31, 2006 and since inception, the Company had no dilutive potential common shares.

                           DOMAIN REGISTRATION, CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2006


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

The components of the Company's deferred tax asset as of December 31, 2004 and 2003 is as follows:

                                           2005          2004
                                         ________      ________

     Net operating loss carryforward     $(30,180)     $(26,620)
     Valuation allowance                   30,180        26,620
                                         ________      ________

     Net deferred tax asset              $      0      $      0
                                         ========      ========

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:



                                           2005          2004       Since Inception
                                         ________      ________     _______________

     Tax at statutory rate (35%)         $(3,560)       $(4,880)       $(30,180)
     Increase in valuation allowance       3,560          4,880          30,180
                                         ________      ________        ________

     Net deferred tax asset              $     0       $     0         $      0
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

                           DOMAIN REGISTRATION, CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2006


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

                           DOMAIN REGISTRATION, CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2006


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

                  As of December 31, 2005, giving effect to the restatement of the financial statements as of December 31, 2001 and December 31, 2002, the accumulated deficit during the development stage was $86,280. As of March 31, 2006, the accumulated deficit was $90,786.

Financial Condition.

                  Our auditor's going concern opinion of December 31, 2005 and our notation in the financial statements indicate that we do not have significant cash or other material assets and that we are relying on advances from stockholders, officers and directors to meet limited operating expenses. We do not have sufficient cash or other material assets or do we have sufficient operations or an established source of revenue to cover our operational costs that would allow us to continue as a going concern. We are insolvent in that we are unable to pay our debts in the ordinary course of business as they become due. We do not have income to pay our debts in the ordinary course of business as they become due. Our financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts and classification of liabilities that might result should we be unable to continue as a going concern.

                  We currently have no cash and $1,800 in prepaid expenses that constitutes our total assets. We have no other liquid current assets and we have received no revenues from operations.

Liquidity and Operational Results.

                  We have had no revenues from December 31, 2005 to March 31, 2006.

                  We have limited assets and liquidity. As of December 31, 2005, we had no cash and $3,150 in prepaid expenses. As of March 31, 2006, our prepaid expenses was reduced by $1,350 to $1,800. As a result of a prior restatement of our financial statements, no goodwill or other intangible assets are reflected.

                  As of December 31, 2005, we had total liabilities of $85,280 and we had a negative net worth of $82,180. As of March 31, 2006, we had total liabilities of $88,486 and we had a negative net worth of $86,686. Our accounts payable as of December 31, 2005 and as of March 31, 2006 were $13,455.

                  Our loss from inception through December 31, 2005 was $86,686 and our loss from inception through March 31, 2006 was $90,786 or an increase for the three months then ended of $4,100.

                  During the fiscal year ending December 31, 2005, we incurred expenses of $10,172. As of March 31, 2006, our total losses for the three months then ended was $4,566.

                  We had officer's advances of $71,825 from inception to December 31, 2005 and of $75,031 to March 31, 2006. This is an increase of $3,206.

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

                  We are dependent upon our officers to meet any de minimis costs that we may incur. Amy Hadley, an officer and director of the Company, has agreed to provide the necessary funds, without interest, for us to comply with the 1934 Act; provided that she is an officer and director of the Company when the obligation is incurred. We currently owe Amy Hadley the sum of $75,031. As part of any transaction that may result in the change in our control, Amy Hadley may forgive the indebtedness owed to her by us.

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

                                     PART II

                                OTHER INFORMATION

Item 1 - Legal Proceedings .................................................None

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds........None

Item 3 - Defaults Upon Senior Securities ...................................None

Item 4 - Submission of Matters to Vote of Security Holders .................None

Item 5 - Other Information.

Board Meeting.

                  Our board held one meeting during the current quarter, which was a special meeting by written consent.

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

ITEM 6 -  EXHIBITS AND REPORTS ON FORM 8-K

                  There were no reports on Form 8-K filed during the quarter for which this report is filed. The following exhibits are filed with this report:

          31.1 Rule 13a-14(a)/15d-14(a) - Certification of Chief Executive Officer.

          31.2 Rule 13a-14(a)/15d-14(a) - Certification of Chief Financial Officer.

          32.1 Section 1350 Certification - Chief Executive Officer.

          32.1 Section 1350 Certification - Chief Financial Officer.

                                   SIGNATURES


                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated: May 12, 2006                 DOMAIN REGISTRATION, CORP.



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