Form 10KSB
period 2006-12-31
DOMAIN REGISTRATION  CORP
filed 2007-03-13
CIK 1080908

Commission File No. 000-25487


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549


                                   FORM 10-KSB


              /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  For the Fiscal Year Ended: December 31, 2006


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


         Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

         Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendments to this Form 10-K. /X/

         As of December 31, 2006, there were 4,100,000 shares of the registrant's common stock, $.001 par value, outstanding.

         The aggregate market value of shares of common stock held by non-affiliates of the registrant, as of the last business day of registrant's most recently completed fiscal quarter, and as of the date hereof, is $-0-.

         Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act). [X] Yes     [ ] No

         State the registrant's revenues for the December 31, 2006 fiscal year:
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

D. Financial Condition.

We currently have no cash and $3,150 in prepaid expenses that constitute our total assets. We have no other liquid current assets and we have received nominal revenue in a prior year from operations. We do not have income to pay our debts in the ordinary course of business as they become due. We have a loss from inception through December 31, 2006 of $86,230. Without the implementation of any marketing plan, our current "burn rate" is less than $80 per month. [We define "burn rate" as the amount of money that we spend or pay out or the obligation to pay is incurred by us. It does not take into account the source of the money and does not take into account whether the money spent or the obligation incurred is a capital expenditure or an expense. It is cash at the beginning and cash at the end. The burn rate can change as additional obligations are incurred.] If we implement any marketing plan, we expect that our "burn rate" will increase.

We have had no revenues from operations. The lack of revenues is predicated upon our failure to implement any marketing plan. We have no operating history and there is nothing at this time on which to base the assumption we will be able to achieve revenues and to operate profitably.

Our officers and directors had originally agreed to fund our "burn rate," and expenses of having us comply with the federal securities laws (and being a public company) and had orally agreed to extend, if required, a "line of credit" in the amount of $10,000, without interest, to implement our marketing plan. The agreement to fund our "burn rate" and implement our marketing plan has been withdrawn. As of December 31, 2006, the officers and directors had advanced $71,825 that was not part of the line of credit.

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

Our auditor's going concern opinion and the notation in the financial statements indicate that we do not have significant cash or other material assets and that we are relying on advances from stockholders, officers and directors to meet limited operating expenses. We are insolvent in that we are unable to pay our debts in the ordinary course of business as they become due. Our financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts and classification of liabilities that might result should we be unable to continue as a going concern. We will have a loss from inception through December 31, 2006 of $86,230.

3. We have not commenced business operations and have no current operating history that makes any evaluation of us difficult.

We have a limited operating history. As of December 31, 2006, we had incurred losses of $93,005 and we expect losses to continue. There is nothing at this time on which to base an assumption that any business plan will prove successful, and there is no assurance that we will be able to operate profitably. If we are unable to formulate and implement a business plan, we will be unable to commence business operations and we will have no business.

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

We are authorized to issue a maximum of 50,000,000 shares of common shares. As of December 31, 2006, there were 4,100,000 shares issued and outstanding. The board of directors' authority to issue common stock without shareholder consent may dilute the value of your common stock.

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

If we are unable to have the market maker obtain a listing, we will be unable to develop a trading market for our common stock. We may be unable to locate additional market makers that will agree to sponsor our securities. Even if we do locate a market maker, there is no assurance that our securities will be able to meet the requirements for a quotation or that the securities will be accepted for listing on the OTC Bulletin Board.

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

The final rules adopted by the Securities and Exchange Commission on June 29, 2006, amending the Form S-8 and the Form 8-K for shell companies like us, expand the definition of a shell company to be broader than a company with no or nominal operations/assets or assets consisting of cash and cash equivalents, the amendments prohibit the use of a From S-8 (a form used by a corporation to register securities issued to an employee, director, officer, consultant or advisor, under certain circumstances), and revise the Form 8-K to require a shell company to include current Form 10 or Form 10-SB information, including audited financial statements, in the filing on Form 8-K that the shell company files to report the acquisition of the business opportunity (the rules are effective August 22, 2005 except the new Form 8-K Item 5.06 to require disclosure when companies cease to be shell companies, effective as of November 7, 2005). This initial filing of the Form 8-K is within four days of the acquisition. The Form 8-K filing may be reviewed by the Securities and Exchange Coommission and the prospects of certain disclosures or review or the lack of the ability to issue securities using a Form S-8 may delay the consummation of a business combination because of the target entities inability to comply with various federal and state laws enacted for the protection of investors or the unwillingness to assume the significant costs of compliance.

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


ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information and Market Price.

There is no trading market for our common stock at present and there has been no trading market to date. Our common stock is not traded on any exchange. We plan to seek a listing on the OTC Bulletin Board System or in the Pink Sheets LLC internet-based quotation service entitled the "Pink Sheets."

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

Shareholders.

As of December 31, 2006 and as of the date hereof, we had 26 shareholders of record of our common stock.

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

Financial Condition.

Our auditor's going concern opinion and the notation in the financial statements indicate that we do not have significant cash or other material assets and that we are relying on advances from stockholders, officers and directors to meet limited operating expenses. We do not have sufficient cash or other material assets or do we have sufficient operations or an established source of revenue to cover our operational costs that would allow us to continue as a going concern. We are insolvent in that we are unable to pay our debts in the ordinary course of business as they become due. We do not have income to pay our debts in the ordinary course of business as they become due. Our financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts and classification of liabilities that might result should we be unable to continue as a going concern. We have a loss from inception through December 31, 2006 of $76,058.

Plan of Operation.

We currently have no cash. We have no other liquid current assets and we have received no revenue from operations. Our web sites may have been accessed by visitors. Our loss from inception through December 31, 2006 is $93,005. Without the implementation of any marketing plan, our current "burn rate" is less than $80 per month. Upon implementation of a marketing plan, we expect that our "burn rate" will increase.

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

Liquidity and Operational Results.

We have no assets and no liquidity. As a result of a prior restatement of our financial statements, no goodwill or other intangible assets are reflected.

As of December 31, 2006, we had total liabilities of $88,905 and we had a negative net worth of $88,905.

We have had nominal revenues from inception through December 31, 2005 and no revenues in 2006. Our loss from inception through December 31, 2006 was $93,505. Our loss for the year ended December 31, 2005 was $10,172 and our loss for the year ended December 31, 2006 was $6,775 or a decrease of $3,397 from the prior year.

During the fiscal year ending December 31, 2006, we incurred expenses of $6,775 as compared to the fiscal year ended December 31, 2005 of $10,172 or a decrease of $3,397.

We have officer's advances of $71,825 from inception to December 31, 2005. The officer's advances as of December 31, 2006 were $76,550 or an increase of $4,725.

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

ITEM 7.  FINANCIAL STATEMENTS.












                           DOMAIN REGISTRATION, CORP.
                        (A Development Stage Enterprise)

                                FINANCIAL REPORTS

                                DECEMBER 31, 2006
                                DECEMBER 31, 2005

                           DOMAIN REGISTRATION, CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                    CONTENTS







INDEPENDENT AUDITOR'S REPORT ON THE FINANCIAL STATEMENTS                     F-1
________________________________________________________________________________

FINANCIAL STATEMENTS

   Balance Sheets                                                            F-2

   Statements of Operations                                                  F-3

   Statements of Stockholders' Deficit                                       F-4

   Statements of Cash Flows                                                  F-5

   Notes to Financial Statements                                          F-6-13
________________________________________________________________________________

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
Domain Registration, Corp.
Las Vegas, Nevada


I have audited the accompanying balance sheets of Domain Registration, Corp. (A Development Stage Enterprise) as of December 31, 2006 and 2005, and the related statements of operations, stockholders' deficit, and cash flows for the years then ended and the period July 10, 1996 (inception) through December 31, 2006. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Domain Registration, Corp. (A Development Stage Enterprise) as of December 31, 2006 and 2005 and the results of its operations and cash flows for the years then ended, and the period July 10, 1996 (inception) through December 31, 2006, in conformity with U.S. generally accepted accounting principles.

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



Kyle L. Tingle, CPA, LLC

January 22, 2007
Las Vegas, Nevada



                           DOMAIN REGISTRATION, CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEETS


                                                        December 31,     December 31,
                                                                2006             2005
                                                        ____________     ____________
                                     ASSETS

CURRENT ASSETS
     Cash in escrow                                      $      0         $      0
     Prepaid expenses                                           0            3,150
                                                         ________         ________

            Total current assets                         $      0         $  3,150
                                                         ________         ________


                   Total assets                          $      0         $  3,150
                                                         ========         ========


            LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable                                    $ 12,355         $ 13,455
     Officers advances                                     76,550           71,825
                                                         ________         ________

            Total current liabilities                    $ 88,905         $ 85,280
                                                         ________         ________


STOCKHOLDERS' EQUITY
     Common stock: $.001 par value;
        authorized 50,000,000 shares;
        issued and outstanding:
        4,100,000 shares at December 31, 2005:           $                $  4,100
        4,100,000 shares at December 31, 2006;              4,100
     Additional paid in capital                                 0                0
     Accumulated deficit during development stage         (93,005)         (86,230)
                                                         ________         ________

            Total stockholders' deficit                  $(88,905)        $(82,130)
                                                         ________         ________

                   Total liabilities and
                   stockholders' deficit                 $      0         $  3,150
                                                         ========         ========


                 See Accompanying Notes to Financial Statements.




                           DOMAIN REGISTRATION, CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF OPERATIONS

                                                                         July 10, 1996
                                               Years Ended              (inception) to
                                     December 31,      December 31,       December 31,
                                             2006              2005               2006
                                       __________        __________     ______________

Revenues                               $        0        $        0       $       44

Cost of revenue                                 0                 0                0
                                       __________        __________       __________

           Gross profit                $        0        $        0       $       44

General, selling and
   administrative expenses                  6,775            10,172           93,049
                                       __________        __________       __________
           Operating (loss)            $   (6,775)       $  (10,172)      $  (93,005)

Nonoperating income (expense)                   0                 0                0
                                       __________        __________       __________

   Net (loss)                          $   (6,775)       $  (10,172)      $  (93,005)
                                       ==========        ==========       ==========


   Net (loss) per share, basic
   and diluted                         $    (0.00)       $    (0.00)
                                       ==========        ==========

   Average number of shares
   of common stock outstanding          4,100,000         4,100,000
                                       ==========        ==========


                 See Accompanying Notes to Financial Statements.




                           DOMAIN REGISTRATION, CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                       STATEMENTS OF STOCKHOLDERS' DEFICIT

                                                                                           Accumulated
                                                                                            (Deficit)
                                                    Common Stock           Additional        During
                                               _______________________       Paid-In       Development
                                                Shares          Amount       Capital          Stage          Total
                                               _________       _______     __________     ___________     _________

Sale of stock,  July 10, 1996                  2,100,000       $ 2,100       $     0        $      0       $  2,100
Net loss, December 31, 1996                                                                   (2,100)        (2,100)
                                               _________       _______       _______        ________       ________
Balance, December 31, 1996                     2,100,000       $ 2,100       $     0        $ (2,100)      $      0
Net loss, December 31, 1997                                                                        0              0
                                               _________       _______       _______        ________       ________
Balance, December 31, 1997                     2,100,000       $ 2,100       $     0        $ (2,100)      $      0
Net loss, December 31, 1998                                                                        0              0
                                               _________       _______       _______        ________       ________
Balance, December 31, 1998                     2,100,000       $ 2,100       $     0        $ (2,100)      $ (2,100)

February 2, 1999, changed from no
    par value to $.001                                          (2,079)        2,079
February 2, 1999, forward stock
    split 100:1                                                  2,079        (2,079)
Net loss, December 31, 1999                                                                  (15,244)       (15,244)
                                               _________       _______       _______        ________       ________
Balance, December 31, 1999                     2,100,000       $ 2,100       $     0        $(17,344)      $(15,244)
Net loss, December 31, 2000                                                                   (7,213)        (7,213)
                                               _________       _______       _______        ________       ________
Balance, December 31, 2000                     2,100,000       $ 2,100       $     0        $(24,557)      $(22,457)
Issuance of stock in merger with
   Suzy-Path Corp.                             2,000,000         2,000             0               0          2,000
Net loss December 31, 2001                                                                   (15,278)       (15,278)
                                               _________       _______       _______        ________       ________
Balance, December 31, 2001                     4,100,000       $ 4,100       $     0        $(39,835)      $(35,735)
Net loss December 31, 2002                                                                   (11,408)       (11,408)
                                               _________       _______       _______        ________       ________
Balance, December 31, 2002                     4,100,000         4,100             0         (51,243)       (47,143)
Net loss December 31, 2003                                                                   (10,872)       (10,872)
                                               _________       _______       _______        ________       ________
Balance, December 31, 2003                     4,100,000         4,100             0         (62,115)       (58,015)
Net loss, December 31, 2004                                                                  (13,943)       (13,943)
                                               _________       _______       _______        ________       ________
Balance, December 31, 2004                     4,100,000       $ 4,100       $     0        $(76,058)      $(71,958)
Net loss, December 31, 2005                                                                  (10,172)       (10,172)
                                               _________       _______       _______        ________       ________
Balance, December 31, 2005                     4,100,000       $ 4,100       $     0        $(86,230)      $(82,130)
Net loss, December 31, 2006                                                                   (6,775)        (6,775)
                                               _________       _______       _______        ________       ________
Balance, December 31, 2006                     4,100,000       $ 4,100       $     0        $(93,005)      $(88,905)
                                               =========       =======       =======        ========       ========


                 See Accompanying Notes to Financial Statements.




                           DOMAIN REGISTRATION, CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF CASH FLOWS

                                                                                  July 10, 1996
                                                          Years Ended            (inception) to
                                                   December 31,  December 31,      December 31,
                                                       2006          2005                  2006
                                                   ____________  ____________      ______________

Cash Flows From
Operating Activities
    Net (loss)                                       $ (6,775)     $(10,172)        $(93,005)
    Adjustments to reconcile net (loss)
    to cash (used in) operating activities:
    Changes in assets and liabilities
       (Increase) decrease in prepaid assets            3,150         5,400                0
       Increase (decrease) in accounts payable         (1,100)          (45)          12,355
                                                     ________      ________         ________

         Net cash (used in)
            operating activities                     $ (4,725)     $ (4,817)        $(80,650)
                                                     ________      ________         ________

Cash Flows From
Investing Activities                                 $      0      $      0         $      0
                                                     ________      ________         ________

Cash Flows From
Financing Activities
    Issuance of common stock                         $      0      $      0         $  4,100
    Increase in officer advances                        4,725         3,672           76,550
                                                     ________      ________         ________
         Net cash provided by
            financing activities                     $  4,725      $  3,672         $ 80,650
                                                     ________      ________         ________

         Net increase (decrease)
            in cash                                  $      0      $ (1,145)        $      0

Cash, beginning of period                                   0         1,145         $      0
                                                     ________      ________         ________
Cash, end of period                                  $      0      $      0         $      0
                                                     ========      ========         ========

SUPPLEMENTAL INFORMATION

Interest Expense                                     $      0      $      0         $      0
                                                     ========      ========         ========

Income Taxes Paid                                    $      0      $      0         $      0
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

CASH

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2006 and 2005.

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

REVENUE RECOGNITION

Revenues are recognized as incurred. Anticipated revenues will be from the registration of domain names through the website domain registration agreement with Verio, Inc. As of December 31, 2006, the Company had one registered domain name through the websites in 2004. Cost of sales is the monthly cost of web hosting through Verio, Inc. Since the Company has no significant recorded revenues from registration of domain names, the cost of the websites have been reclassified as operating expenses.

                           DOMAIN REGISTRATION, CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1.  NATURE OF THE BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R "SHARE BASED PAYMENT." This statement is a revision to SFAS 123 and supersedes Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and amends FASB Statement No. 95, "Statement of Cash Flows." This statement requires a public entity to expense the cost of employee services received in exchange for an award of equity instruments. This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements. This statement is effective for the first interim reporting period that begins after June 15, 2005.

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

In February 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments--an Amendment of FASB Statements No. 133 and 140" ("SFAS No. 155"). SFAS No. 155 allows financial instruments that contain an embedded derivative and that otherwise would require bifurcation to be accounted for as a whole on a fair value basis, at the holders' election. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. We do not expect that the adoption of SFAS No. 155 will have a material impact on our financial condition or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets--an Amendment of FASB Statement No. 140" ("SFAS No. 156"). SFAS No. 156 provides guidance on the accounting for servicing assets and liabilities when an entity undertakes an obligation to service a financial asset by entering into a servicing contract. This statement is effective for all transactions in fiscal years beginning after September 15, 2006. We do not expect that the adoption of SFAS No. 156 will have a material impact on our financial condition or results of operations.

                           DOMAIN REGISTRATION, CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1.  NATURE OF THE BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


In June 2006, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue No. 06-3, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)" ("EITF 06-3"). EITF 06-3 provides that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. The provisions of EITF 06-3 will be effective for us as of January 1, 2007. We do not expect that the adoption of EITF 06-3 will have a material impact on our consolidated financial statements.

In July 2006, the FASB issued FIN 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the recognition threshold and measurement of a tax position taken on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes. We are currently evaluating the requirements of FIN 48 and the impact this interpretation may have on our financial statements.

In September 2006, the SEC Staff issued SEC Staff Accounting Bulletin 107, "Implementation Guidance for FASB 123 (R)." The staff believes the guidance in the SAB will assist issuers in their initial implementation of Statement 123R and enhance the information received by investors and other users of financial statements, thereby assisting them in making investment and other decisions. This SAB includes interpretive guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financials instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of Statement 123R in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of Statement 123R and disclosures of MD&A subsequent to adoption of Statement 123R.

In September 2006, the SEC Staff issued SEC Staff Accounting Bulletin 107, "Implementation Guidance for FASB 123 (R)." The staff believes the guidance in the SAB will assist issuers in their initial implementation of Statement 123R and enhance the information received by investors and other users of financial statements, thereby assisting them in making investment and other decisions. This SAB includes interpretive guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financials instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of Statement 123R in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of Statement 123R and disclosures of MD&A subsequent to adoption of Statement 123R.

                           DOMAIN REGISTRATION, CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In September 2006, the SEC Staff issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements" ("SAB No. 108"). SAB No. 108 requires the use of two alternative approaches in quantitatively evaluating materiality of misstatements. If the misstatement as quantified under either approach is material to the current year financial statements, the misstatement must be corrected. If the effect of correcting the prior year misstatements, if any, in the current year income statement is material, the prior year financial statements should be corrected. In the year of adoption (fiscal years ending after November 15, 2006 or calendar year 2006 for us), the misstatements may be corrected as an accounting change by adjusting opening retained earnings rather than being included in the current year income statement. We do not expect that the adoption of SAB No. 108 will have a material impact on our financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS
157). SFAS 157 provides guidance for using fair value to measure assets and liabilities. SFAS 157 addresses the requests from investors for expanded disclosure about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will be adopted by the Company in the first quarter of fiscal year 2009. We do not expect that the adoption of SFAS 157 will have a material impact on our financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" ("SFAS No. 158"). SFAS No. 158 requires companies to recognize in their statement of financial position an asset for a plan's overfunded status or a liability for a plan's underfunded status and to measure a plan's assets and its obligations that determine its funded status as of the end of the company's fiscal year. Additionally, SFAS No. 158 requires companies to recognize changes in the funded status of a defined benefit postretirement plan in the year that the changes occur and those changes will be reported in comprehensive income. The provision of SFAS No. 158 that will require us to recognize the funded status of our postretirement plans, and the disclosure requirements, will be effective for us as of December 31, 2006. We do not expect that the adoption of SFAS No. 158 will have a material impact on our consolidated financial statements.

FAS 123(R)-5 was issued on October 10, 2006. The FSP provides that instruments that were originally issued as employee compensation and then modified, and that modification is made to the terms of the instrument solely to reflect an equity restructuring that occurs when the holders are no longer employees, then no change in the recognition or the measurement (due to a change in classification) of those instruments will result if both of the following conditions are met:
(a). There is no increase in fair value of the award (or the ratio of intrinsic value to the exercise price of the award is preserved, that is, the holder is made whole), or the antidilution provision is not added to the terms of the award in contemplation of an equity restructuring; and (b). All holders of the same class of equity instruments (for example, stock options) are treated in the same manner. The provisions in this FSP shall be applied in the first reporting period beginning after the date the FSP is posted to the FASB website. We will evaluate whether the adoption will have any impact on your financial statements.

                           DOMAIN REGISTRATION, CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1.  NATURE OF THE BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


GOING CONCERN

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have cash or any material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. The officers and directors have committed to advancing certain operating costs of the Company.

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 4,100,000 for December 31, 2006 and 2005. As of December 31, 2006 and since inception, the Company had no dilutive potential common shares.

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

The components of the Company's deferred tax asset as of December 31, 2006 and 2005 are as follows:

                                           2006         2005
                                         ________     ________

     Net operating loss carryforward     $(31,622)    $(29,318)
     Valuation allowance                   31,622       29,318
                                         ________     ________
     Net deferred tax asset              $      0     $      0
                                         ========     ========

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:

                                           2006         2005    Since Inception
                                         ________     ________  _______________

     Tax at statutory rate (34%)         $ (2,304)    $ (3,458)    $(31,622)
     Increase in valuation allowance        2,304        3,458       31,622
                                         ________     ________     ________
     Net deferred tax asset              $      0     $      0     $      0
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

Changes in Internal Control Over Financial Reporting.

There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) or any other factors during the quarter of the fiscal year ended December 31, 2006, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.


ITEM 8B. OTHER INFORMATION.

None


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors, Officers, Promoters and Control Persons.

The members of the board of directors of the Company serve until the next annual meeting of the stockholders, or until their successors have been elected. The officers serve at the pleasure of the board of directors. Information as to the directors and executive officers of the Company is as follows:

         Name                   Ages               Position

         Amy Hadley               46         President/Director

         Stuart Curtis Nilson     33         Secretary/Treasurer
                                             Director

         Felicia May Nilson       34         Director


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

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the 1934 Act requires our directors, executive officers and holders of more than 10% of our common stock to file with the Securities and Exchange Commission reports regarding their ownership and changes in ownership of the common stock. We believe that from Bahamas Enterprises, Inc. inception through its merger of October 9, 2001 with us and through December 31, 2005, the end of our current fiscal year, our officers, directors and 10% stockholders complied with all Section 16(a) filing requirements, with the exception of one report for Amy Hadley on a Form 3. She did not timely report the receipt of her 2,000,000 shares. Stuart Curtis Nilson, Felicia May Nilson and Vickie L. Andre each filed a Form 3 as an officer, director and as a holder of more than 10% of common stock of Bahamas Enterprises, Inc., a predecessor issuer to our Company on July 13, 1999. Section 16(a) contains no provisions allowing an insider to file a late report. On April 8, 2003, Amy Hadley filed her Form 3, untimely. All information that would have been contained in the Form 3 of Amy Hadley was contained in the timely filed Form 8K12G filed on October 25, 2001 with the Securities and Exchange Commission and this information remained unchanged as of April 8, 2003 and as of the date hereof. In making these statements, we have relied upon an examination of a copy of the Form 3s provided to us and the representations of each of our directors and officers.

Notwithstanding the above disclosure, the Company has checked the box provided on the cover page of this Form to indicate that there is no disclosure in this form of reporting person delinquencies in response to Item 405 of Regulation S-B.

ITEM 10. EXECUTIVE COMPENSATION.

No executive compensation has been paid since our inception. We have paid no compensation or consulting fees to any of our officers or directors and we are not a party to any employment agreements. We have made no advances and no advances are contemplated to be made by us to any of our officers or directors. We have not reimbursed any of our officers and directors for out-of-pocket expenses since our inception. We have no retirement, pension, profit sharing or stock option plans or insurance or medical reimbursement plans covering our officers and directors and we do not contemplate implementing any such plans. Although each of the officers is technically an employee, except for Amy Hadley, none of the officers spent more than two hours per month developing our business. No value has been assigned to any of the services performed by our officers (employees) and no compensation will be awarded to, earned by, or paid to these officers. Amy Hadley is now the only officer who serves as an employee and is the only person who provides services to us in connection with the implementation of our plan of operation. We do contemplate, however, that any officer and director will be entitled to reimbursement for out of pocket expenditures for activities on our behalf. There are no transactions between us and any third party wherein the purpose of the transaction is to furnish compensation to any of our officers and directors. We do not anticipate any compensation to be paid to any officer and director for the fiscal year ended December 31, 2007.

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

         31.2 Certification by and Stuart Curtis Nilson, Chief Financial Officer required by Rule 13a-14(a)

         32.1 Certification by Amy Hadley pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         32.1 Certification by Stuart Curtis Nilson pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.

Audit fees consist of fees billed for professional services rendered for the audit of our financial statements and the review or audit of our interim statements. The total fees billed for Kyle L. Tingle for the fiscal year ended December 31, 2006 was $2,500 and for the fiscal year ended December 31, 2005 was $4,100.

Audit Related Fees.

There were no audit related services and no fees billed for audit related services for the fiscal years ended December 31, 2006 and December 31, 2005.

All Other Fees.

There was no tax preparation or other fees billed for the fiscal years ended December 31, 2006 and December 31, 2005.

                                   SIGNATURES


Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Company has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: March 13, 2007               DOMAIN REGISTRATION, CORP.


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


Date: March 13, 2007               DOMAIN REGISTRATION, CORP.


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