Form 10QSB
period 2007-06-30
DOMAIN REGISTRATION CORP
filed 2007-08-14
CIK 1080908

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007.

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

         At June 30, 2007, and as of the date hereof, there were outstanding 4,100,000 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes / / No /X/

                                     PART I

                              FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                           DOMAIN REGISTRATION, CORP.
                        (A Development Stage Enterprise)


                                  JUNE 30, 2007
                                DECEMBER 31, 2006

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

   Statements of Cash Flows                                                  F-5

   Notes to Financial Statements                                          F-6-12
________________________________________________________________________________

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
Domain Registration, Corp.
Las Vegas, Nevada


We have audited the accompanying balance sheets of Domain Registration, Corp. (A Development Stage Enterprise) as of June 30, 2007 and December 31, 2006, and the related statements of operations, stockholders' deficit, and cash flows for the three and six month ended June 30, 2007 and the period July 10, 1996 (inception) through June 30, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Domain Registration, Corp. (A Development Stage Enterprise) as of June 30, 2007 and December 31, 2006 and the results of its operations and cash flows for the three and six months ended June 30, 2007, and the period July 10, 1996 (inception) through December 31, 2006, in conformity with U.S. generally accepted accounting principles.

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




Kyle L. Tingle, CPA, LLC

July 23, 2007
Las Vegas, Nevada


                           DOMAIN REGISTRATION, CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEETS


                                                         June 30,       December 31,
                                                             2007               2006
                                                        _________       ____________

                                     ASSETS

CURRENT ASSETS
     Cash                                               $       0         $      0
                                                        _________         ________

            Total current assets                        $       0         $      0
                                                        _________         ________


                   Total assets                         $       0         $      0
                                                        =========         ========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable                                   $  12,355         $ 12,355
     Officers advances                                     81,500           76,550
                                                        _________         ________

            Total current liabilities                   $  93,855         $ 88,905
                                                        _________         ________


STOCKHOLDERS' DEFICIT
     Common stock: $.001 par value;
        authorized 50,000,000 shares;
        issued and outstanding:
        4,100,000 shares at December 31, 2006:          $                 $  4,100
        4,100,000 shares at June 30, 2007;                 4,100
     Additional paid in capital                                 0                0
     Accumulated deficit during development stage         (97,955)         (93,005)
                                                        _________         ________

            Total stockholders' deficit                 $ (93,855)        $(88,905)
                                                        _________         ________


                   Total liabilities and
                   stockholders' deficit                $       0         $      0
                                                        =========         ========


                 See Accompanying Notes to Financial Statements.



                           DOMAIN REGISTRATION, CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                              STATEMENTS OF OPERATIONS

                                                                                                       July 10, 1996
                                          Three months ended               Three months ended          inception) to
                                       June 30,           June 30,      June 30,           June 30,         June 30,
                                           2007              2006           2007              2006              2007
                                     __________      ____________     __________      ____________     _____________

Revenues                             $        0       $        0      $        0       $        0      $       44

Cost of revenue                               0                0               0                0               0
                                     __________       __________      __________       __________      __________

           Gross profit              $        0       $        0      $        0       $        0      $       44

General, selling and
   administrative expenses                1,308            1,969           4,950            6,525          97,999
                                     __________       __________      __________       __________      __________
           Operating (loss)          $   (1,308)      $   (1,969)     $   (4,950)      $   (6,525)     $  (97,999)

Nonoperating income (expense)                 0                0               0                0               0
                                     __________       __________      __________       __________      __________

   Net (loss)                        $   (1,308)      $   (1,969)     $   (4,950)      $   (6,525)     $  (97,955)
                                     ==========       ==========      ==========       ==========      ==========

   Net (loss) per share, basic
   and diluted                       $    (0.00)      $    (0.00)     $    (0.00)      $    (0.00)
                                     ==========       ==========      ==========       ==========

   Average number of shares
   of common stock outstanding        4,100,000        4,100,000       4,100,000        4,100,000
                                     ==========       ==========      ==========       ==========


                 See Accompanying Notes to Financial Statements.



                           DOMAIN REGISTRATION, CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                       STATEMENTS OF STOCKHOLDERS' DEFICIT

                                                                               Accumulated
                                                                                (Deficit)
                                          Common Stock          Additional       During
                                      ____________________       Paid-In       Development
                                       Shares       Amount       Capital          Stage        Total
                                      _________     ______      __________     ___________    ________

Sale of stock,  July 10, 1996         2,100,000     $ 2,100      $     0        $      0      $  2,100
Net loss, December 31, 1996                                                       (2,100)       (2,100)
                                      _________     _______      _______        ________      ________

Balance, December 31, 1996            2,100,000     $ 2,100      $     0        $ (2,100)     $      0
Net loss, December 31, 1997                                                            0             0
                                      _________     _______      _______        ________      ________

Balance, December 31, 1997            2,100,000     $ 2,100      $     0        $ (2,100)     $      0
Net loss, December 31, 1998                                                            0             0
                                      _________     _______      _______        ________      ________

Balance, December 31, 1998            2,100,000     $ 2,100      $     0        $ (2,100)     $ (2,100)
February 2, 1999, changed from no
    par value to $.001                               (2,079)       2,079
February 2, 1999, forward stock
    split 100:1                                       2,079       (2,079)
Net loss, December 31, 1999                                                      (15,244)      (15,244)
                                      _________     _______      _______        ________      ________

Balance, December 31, 1999            2,100,000     $ 2,100      $     0        $(17,344)     $(15,244)
Net loss, December 31, 2000                                                       (7,213)       (7,213)
                                      _________     _______      _______        ________      ________

Balance, December 31, 2000            2,100,000     $ 2,100      $     0        $(24,557)     $(22,457)
Issuance of stock in merger with
   Suzy-Path Corp.                    2,000,000       2,000            0               0         2,000
Net loss December 31, 2001                                                       (15,278)      (15,278)
                                      _________     _______      _______        ________      ________

Balance, December 31, 2001            4,100,000     $ 4,100      $     0        $(39,835)     $(35,735)
Net loss December 31, 2002                                                       (11,408)      (11,408)
                                      _________     _______      _______        ________      ________

Balance, December 31, 2002            4,100,000       4,100            0         (51,243)      (47,143)
Net loss December 31, 2003                                                       (10,872)      (10,872)
                                      _________     _______      _______        ________      ________

Balance, December 31, 2003            4,100,000       4,100            0         (62,115)      (58,015)
Net loss, December 31, 2004                                                      (13,943)      (13,943)
                                      _________     _______      _______        ________      ________

Balance, December 31, 2004            4,100,000       4,100            0         (76,058)      (71,958)
Net loss, December 31, 2005                                                      (10,172)      (10,172)
                                      _________     _______      _______        ________      ________

Balance, December 31, 2005            4,100,000     $ 4,100      $     0        $(86,230)     $(82,130)
Net loss, December 31, 2006                                                       (6,775)       (6,775)
                                      _________     _______      _______        ________      ________

Balance, December 31, 2006            4,100,000     $ 4,100      $     0        $(93,005)     $(88,905)
Net loss, June 30, 2007                                                           (4,950)       (4,950)
                                      _________     _______      _______        ________      ________

Balance, June 30, 2007                4,100,000     $ 4,100      $     0        $(97,955)     $(93,855)
                                      =========     =======      =======        ========      ========



                 See Accompanying Notes to Financial Statements.


                           DOMAIN REGISTRATION, CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF CASH FLOWS


                                                                         July 10, 1996
                                            Six Months Ended            (inception) to
                                       June 30,          June 30,             June 30,
                                           2007              2006                 2007
                                     __________      ____________       ______________

Cash Flows From
Operating Activities
    Net (loss)                       $   (4,950)      $   (6,525)         $  (97,955)
    Adjustments to reconcile
    net (loss) to cash (used in)
    operating activities:
    Changes in assets and liabilities
       Decrease in prepaid assets             0            2,700                   0
       Increase in accounts payable           0                0              12,355
                                     __________       __________          __________

         Net cash (used in)
            operating activities     $   (4,950)      $   (3,825)         $  (85,600)
                                     __________       __________          __________

Cash Flows From
Investing Activities                 $        0       $        0          $        0
                                     __________       __________          __________

Cash Flows From
Financing Activities
    Issuance of common stock         $        0       $        0          $    4,100
    Increase in officer advances          4,950            3,825              81,500
                                     __________       __________          __________
         Net cash provided by
            financing activities     $    4,950       $    3,825          $   85,600
                                     __________       __________          __________

         Net increase (decrease)
            in cash                  $        0       $   (1,145)         $        0

Cash, beginning of period                     0            1,145          $        0
                                     __________       __________          __________
Cash, end of period                  $        0       $        0          $        0
                                     ==========       ==========          ==========

SUPPLEMENTAL INFORMATION

Interest Expense                     $        0       $        0          $        0
                                     ==========       ==========          ==========

Income Taxes Paid                    $        0       $        0          $        0
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

CASH

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of June 30, 2007 and December 31, 2006.

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

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" (hereinafter "SFAS No. 159"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. Management has not determined the effect that adopting this statement would have on the Company's financial condition or results of operations.

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 4,100,000 for June 30, 2007 and December 31, 2006. As of June 30, 2007 and since inception, the Company had no dilutive potential common shares.

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

                           DOMAIN REGISTRATION, CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 3.  INCOME TAXES (CONTINUED)

The components of the Company's deferred tax asset as of June 30, 2007 and December 31, 2006 are as follows:

                                                        2007              2006
                                               _____________     _____________
         Net operating loss carryforward       $     (33,405)    $     (31,622)
         Valuation allowance                          33,405            31,622
                                               _____________     _____________

         Net deferred tax asset                $           0     $           0
                                               =============     =============

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:


                                                        2007              2006    Since Inception
                                               _____________     _____________    _______________
         Tax at statutory rate (34%)           $      (1,683)    $      (2,304)   $     (33,405)
         Increase in valuation allowance               1,683             2,304           33,405
                                               _____________     _____________    _____________

         Net deferred tax asset                $           0     $           0    $           0
                                               =============     =============    =============

The net federal operating loss carry forward will expire between 2016 and 2027. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

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


                                            Suzy-Path Corp.            Bahamas Enterprises       Merged Companies

         Cash                               $            1,376         $               0         $           1,376
         Prepaid assets                                 13,050                         0                    13,050
         Investment in subsidiary                       15,000                         0                    1,5000
                                            __________________         _________________         _________________
         Total Assets                                   29,426                         0                    29,426

         Officer payable                                15,000                    26,588                    41,588
         Accounts payable                               13,500                     1,599                    15,099
                                            __________________         _________________         _________________
         Total Liabilities                              28,500                    28,187                    56,687
                                            __________________         _________________         _________________
         Common Stock                                    2,000                     2,100                     4,100
         Accumulated deficit                            (1,074)                  (30,287)                  (31,361)
                                            __________________         _________________         _________________
         Shareholders' equity (deficit)     $              926         $         (28,187)        $         (27,261)
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

     As of December 31, 2006, giving effect to the restatement of the financial statements as of December 31, 2001 and December 31, 2002, the accumulated deficit during the development stage was $93,005. As of June 30, 2007, the accumulated deficit was $97,955.

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

Liquidity and Operational Results.

     We have had no revenues from December 31, 2006 to June 30, 2007.

     We have no assets and no liquidity. As a result of a prior restatement of our financial statements, no goodwill or other intangible assets are reflected.

     As of December 31, 2006, we had total liabilities of $88,905 and we had a negative net worth of $88,905. As of June 30, 2007, we had total liabilities of $93,855 and we had a negative net worth of $93,855. Our accounts payable as of December 31, 2006 and as of June 30, 2007 were $12,355.

     Our loss from inception through December 31, 2006 was $93,005 and our loss from inception through June 30, 2007 was $97,955 or an increase for the six months then ended of $4,950.

     During the fiscal year ending December 31, 2006, we incurred expenses of $6,775. As of June 30, 2007, our total losses for the six months then ended was $1,308.

     We had officer's advances of $76,550 from inception to December 31, 2006 and of $81,500 to June 30, 2007. This is an increase of $4,950.

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

Item 1 - Legal Proceedings .................................................None

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds........None

Item 3 - Defaults Upon Senior Securities ...................................None

Item 4 - Submission of Matters to Vote of Security Holders .................None

Item 5 - Other Information.

Board Meeting.

     Our board held three meetings during the current quarter, each was a special meeting by written consent.

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

          23.1 Consent of Independent Auditor

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



Dated: August 14, 2007              DOMAIN REGISTRATION, CORP.



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