Form 10QSB
period 2007-09-30
DOMAIN REGISTRATION CORP
filed 2007-10-16
CIK 1080908

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007.

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

        At September 30, 2007, there were outstanding 4,100,000 shares of the Registrant's Common Stock, $.001 par value. As of the date hereof, there were outstanding 41,000,000 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes / / No /X/

                                     PART I

                              FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                           DOMAIN REGISTRATION, CORP.
                        (A Development Stage Enterprise)


                               SEPTEMBER 30, 2007
                                DECEMBER 31, 2006

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

   Statements of Operations                                                  F-2

   Statements of Stockholders' Deficit                                       F-3

   Statements of Cash Flows                                                  F-4

   Notes to Financial Statements                                          F-5-12
________________________________________________________________________________


                           DOMAIN REGISTRATION, CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEETS


                                                    September 30,       December 31,
                                                             2007               2006
                                                    _____________       ____________

                                     ASSETS

CURRENT ASSETS
     Cash in escrow                                     $       0         $      0
     Prepaid expenses                                           0                0
                                                        _________         ________

            Total current assets                        $       0         $      0
                                                        _________         ________


                   Total assets                         $       0         $      0
                                                        =========         ========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable                                   $  12,355         $ 12,355
     Officers advances                                     83,968           76,550
                                                        _________         ________

            Total current liabilities                   $  96,323         $ 88,905
                                                        _________         ________


STOCKHOLDERS' DEFICIT
     Common stock: $.001 par value;
        authorized 50,000,000 shares;
        issued and outstanding:
        4,100,000 shares at December 31, 2006:          $                 $  4,100
        4,100,000 shares at September 30, 2007;             4,100
     Additional paid in capital                                 0                0
     Accumulated deficit during development stage        (100,423)         (93,005)
                                                        _________         ________

            Total stockholders' deficit                 $ (96,323)        $(88,905)
                                                        _________         ________


                   Total liabilities and
                   stockholders' deficit                $       0         $      0
                                                        =========         ========


                 See Accompanying Notes to Financial Statements.



                           DOMAIN REGISTRATION, CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                              STATEMENTS OF OPERATIONS

                                           Nine                       July 10, 1996
                                   Months Ended         Year Ended    inception) to
                                  September 30,       December 31,    September 30,
                                           2007              2006              2007
                                   ____________      ____________     _____________

Revenues                             $        0       $        0      $       44

Cost of revenue                               0                0               0
                                     __________       __________      __________

           Gross profit              $        0       $        0      $       44

General, selling and
   administrative expenses                7,418            6,775         100,467
                                     __________       __________      __________
           Operating (loss)          $   (7,418)      $   (6,775)     $ (100,467)

Nonoperating income (expense)                 0                0               0
                                     __________       __________      __________

   Net (loss)                        $   (7,418)      $   (6,775)     $ (100,423)
                                     ==========       ==========      ==========

   Net (loss) per share, basic
   and diluted                       $    (0.00)      $    (0.00)
                                     ==========       ==========

   Average number of shares
   of common stock outstanding        4,100,000        4,100,000
                                     ==========       ==========


                 See Accompanying Notes to Financial Statements.



                           DOMAIN REGISTRATION, CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                       STATEMENTS OF STOCKHOLDERS' DEFICIT

                                                                               Accumulated
                                                                                (Deficit)
                                          Common Stock          Additional       During
                                      ____________________       Paid-In       Development
                                       Shares       Amount       Capital          Stage        Total
                                      _________     ______      __________     ___________    ________

Sale of stock,  July 10, 1996         2,100,000     $ 2,100      $     0        $      0      $  2,100
Net loss, December 31, 1996                                                       (2,100)       (2,100)
                                      _________     _______      _______        ________      ________

Balance, December 31, 1996            2,100,000     $ 2,100      $     0        $ (2,100)     $      0
Net loss, December 31, 1997                                                            0             0
                                      _________     _______      _______        ________      ________

Balance, December 31, 1997            2,100,000     $ 2,100      $     0        $ (2,100)     $      0
Net loss, December 31, 1998                                                            0             0
                                      _________     _______      _______        ________      ________

Balance, December 31, 1998            2,100,000     $ 2,100      $     0        $ (2,100)     $ (2,100)
February 2, 1999, changed from no
    par value to $.001                               (2,079)       2,079
February 2, 1999, forward stock
    split 100:1                                       2,079       (2,079)
Net loss, December 31, 1999                                                      (15,244)      (15,244)
                                      _________     _______      _______        ________      ________

Balance, December 31, 1999            2,100,000     $ 2,100      $     0        $(17,344)     $(15,244)
Net loss, December 31, 2000                                                       (7,213)       (7,213)
                                      _________     _______      _______        ________      ________

Balance, December 31, 2000            2,100,000     $ 2,100      $     0        $(24,557)     $(22,457)
Issuance of stock in merger with
   Suzy-Path Corp.                    2,000,000       2,000            0               0         2,000
Net loss December 31, 2001                                                       (15,278)      (15,278)
                                      _________     _______      _______        ________      ________

Balance, December 31, 2001            4,100,000     $ 4,100      $     0       $ (39,835)     $(35,735)
Net loss December 31, 2002                                                       (11,408)      (11,408)
                                      _________     _______      _______        ________      ________

Balance, December 31, 2002            4,100,000       4,100            0         (51,243)      (47,143)
Net loss December 31, 2003                                                       (10,872)      (10,872)
                                      _________     _______      _______        ________      ________

Balance, December 31, 2003            4,100,000       4,100            0         (62,115)      (58,015)
Net loss, December 31, 2004                                                      (13,943)      (13,943)
                                      _________     _______      _______        ________      ________

Balance, December 31, 2004            4,100,000       4,100            0         (76,058)      (71,958)
Net loss, December 31, 2005                                                      (10,172)      (10,172)
                                      _________     _______      _______        ________      ________

Balance, December 31, 2005            4,100,000     $ 4,100      $     0        $(86,230)     $(82,130)
Net loss, December 31, 2006                                                       (6,775)       (6,775)
                                      _________     _______      _______        ________      ________

Balance, December 31, 2006            4,100,000     $ 4,100      $     0        $(93,005)     $(88,905)
September 27, 2007, stock
   dividend 9 for 1                  36,900,000
Net loss, September 30, 2007                                                      (7,418)       (7,418)
                                     __________     _______      _______        ________      ________

Balance, September 30, 2007          41,000,000     $ 4,100      $     0       $(100,423)     $(96,323)
                                     ==========     =======      =======        ========      ========



                 See Accompanying Notes to Financial Statements.


                           DOMAIN REGISTRATION, CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF CASH FLOWS


                                                Nine                          July 10, 1996
                                        Months Ended        Year Ended       (inception) to
                                       September 30,      December 31,        September 30,
                                                2007              2006                 2007
                                       _____________      ____________       ______________

Cash Flows From
Operating Activities
    Net (loss)                            $   (7,418)      $   (6,775)         $ (100,423)
    Adjustments to reconcile
    net (loss) to cash (used in)
    operating activities:
    Changes in assets and liabilities
       (Increase) decrease in prepaid
          assets                                   0            3,150                   0
       Increase (decrease) in accounts
          payable                                  0           (1,100)             12,355
                                          __________       __________          __________

         Net cash (used in)
            operating activities          $   (7,418)      $   (4,725)         $  (88,068)
                                          __________       __________          __________

Cash Flows From
Investing Activities                      $        0       $        0          $        0
                                          __________       __________          __________

Cash Flows From
Financing Activities
    Issuance of common stock              $        0       $        0          $    4,100
    Increase in officer advances               7,418            4,725              83,968
                                          __________       __________          __________
         Net cash provided by
            financing activities          $    7,418       $    4,725          $   88,068
                                          __________       __________          __________

         Net increase (decrease)
            in cash                       $        0       $        0          $        0

Cash, beginning of period                          0                0          $        0
                                          __________       __________          __________
Cash, end of period                       $        0       $        0          $        0
                                          ==========       ==========          ==========

SUPPLEMENTAL INFORMATION

Interest Expense                          $        0       $        0          $        0
                                          ==========       ==========          ==========

Income Taxes Paid                         $        0       $        0          $        0
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

CASH

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of September 30, 2007 and December 31, 2006.

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

REVENUE RECOGNITION

Revenues are recognized as incurred. Anticipated revenues will be from the registration of domain names through the website domain registration agreement with Verio, Inc. As of September 30, 2007, the Company had one registered domain name through the websites in 2004. Cost of sales is the monthly cost of web hosting through Verio, Inc. Since the Company has no significant recorded revenues from registration of domain names, the cost of the websites have been reclassified as operating expenses.

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

On September 27, 2007, the Company's shareholders approved a stock dividend of its common stock. The dividend will be nine shares for each share of the outstanding shares at October 10, 2007. No fractional shares will be issued. The number of common stock shares outstanding increased from 4,100,000 to 41,000,000. Prior period information has been restated to reflect the stock split.

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 41,000,000 for September 30, 2007 and December 31, 2006. As of September 30, 2007 and since inception, the Company had no dilutive potential common shares.



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

The components of the Company's deferred tax asset as of December 31, 2006 and 2005 are as follows:

                                                        2006              2005
                                               _____________     _____________

         Net operating loss carryforward       $     (31,622)    $     (29,318)
         Valuation allowance                          31,622            29,318
                                               _____________     _____________
         Net deferred tax asset                $           0     $           0
                                               =============     =============

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:


                                                        2006              2005    Since Inception
                                               _____________     _____________    _______________

         Tax at statutory rate (34%)           $      (2,304)    $      (3,458)   $     (31,622)
         Increase in valuation allowance               2,304             3,458           31,622
                                               _____________     _____________    _____________
         Net deferred tax asset                $           0     $           0    $           0
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


                                            Suzy-Path Corp.            Bahamas Enterprises       Merged Companies

         Cash                               $            1,376         $               0         $           1,376
         Prepaid assets                                 13,050                         0                    13,050
         Investment in subsidiary                       15,000                         0                    15,000
                                            __________________         _________________         _________________
         Total Assets                                   29,426                         0                    29,426

         Officer payable                                15,000                    26,588                    41,588
         Accounts payable                               13,500                     1,599                    15,099
                                            __________________         _________________         _________________
         Total Liabilities                              28,500                    28,187                    56,687
                                            __________________         _________________         _________________
         Common Stock                                    2,000                     2,100                     4,100
         Accumulated deficit                            (1,074)                  (30,287)                  (31,361)
                                            __________________         _________________         _________________
         Shareholders' equity (deficit)     $              926         $         (28,187)        $         (27,261)
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

NOTE 7.    OFFICERS ADVANCES

The Company has incurred costs while seeking additional capital through a merger with an existing company. An officer of the Company has advanced funds on behalf of the Company to pay for these costs. These funds have been advanced interest free. As of September 30, 2007 and December 31, 2006, the Company owed officers $83,968 and $76,550 respectively.

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

     As of December 31, 2006, giving effect to the restatement of the financial statements as of December 31, 2001 and December 31, 2002, the accumulated deficit during the development stage was $93,005. As of September 30, 2007, the accumulated deficit was $100,423.

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

Liquidity and Operational Results.

     We have had no revenues from December 31, 2006 to September 30, 2007.

     We have no assets and no liquidity. As a result of a prior restatement of our financial statements, no goodwill or other intangible assets are reflected.

     As of December 31, 2006, we had total liabilities of $88,905 and we had a negative net worth of $88,905. As of September 30, 2007, we had total liabilities of $96,323 and we had a negative net worth of $96,323. Our accounts payable as of December 31, 2006 and as of September 30, 2007 were $12,355.

     Our loss from inception through December 31, 2006 was $93,005 and our loss from inception through September 30, 2007 was $100,423 or an increase for the six months then ended of $7,418.

     During the fiscal year ending December 31, 2006, we incurred expenses of $6,775. As of September 30, 2007, our total losses for the nine months then ended was $7,418.

     We had officer's advances of $76,550 from inception to December 31, 2006 and $83,968 to September 30, 2007. This is an increase of $7,418.

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

     We are dependent upon our officers to meet any de minimis costs that we may incur. Amy Hadley, an officer and director of the Company, has agreed to provide the necessary funds, without interest, for us to comply with the 1934 Act; provided that she is an officer and director of the Company when the obligation is incurred. We currently owe Amy Hadley the sum of $83,968. As part of any transaction that may result in the change in our control, Amy Hadley may forgive the indebtedness owed to her by us.

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

Item 1 - Legal Proceedings .................................................None

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds........None

Item 3 - Defaults Upon Senior Securities ...................................None

Item 4 - Submission of Matters to Vote of Security Holders .................None

Item 5 - Other Information.

Stock Dividend.

     On September 27, 2007, our board of directors declared a 9 for 1 stock dividend to our stockholders of record as of October 10, 2007. The 4,100,000 shares of stock currently outstanding became 41,000,000 shares. No fractional shares were issued. The transfer agent delivered the dividend shares to our stockholders entitled thereto on October 11, 2007.

Board Meeting.

     Our board held two meetings during the current quarter, each was a special meeting by written consent.

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

ITEM 6 -  EXHIBITS AND REPORTS ON FORM 8-K

     There was one report on Form 8-K filed during the quarter for which this report was filed on September 28, 2007. The following exhibits are filed with this report:

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



Dated: October 16, 2007             DOMAIN REGISTRATION, CORP.



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