Form 10-K
period 2007-12-31
DOMAIN REGISTRATION CORP
filed 2008-04-11
CIK 1080908

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

(Mark One)
                 |X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                                       THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2007

             |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
        For the transition period from ______________ to ________________

                        Commission file number 000-25487

                           Domain Registration, Corp.
                         -------------------------------
                         (Name of issuer in its charter)

             Nevada                                      88-0409159
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                      P.O. Box 031-088, Shennan Zhong Road,
                        Shenzhen City, P.R. China 518031

                    (Address of principal executive offices)
                                   (Zip Code)

Issuer's telephone number: 011-86-21-61050200

          Securities registered under Section 12(b) of the Exchange Act

      Title of each class        Name of each exchange on which registered
      -------------------        -----------------------------------------
            None

         Securities registered under Section 12(g) of the Exchange Act:
                          Common stock $0.001 par value
                                (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |_| No |X|

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes |_| No |X|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer |_|                        Accelerated filer |_|
Non-accelerated filer |_|                          Smaller reporting company |X|
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes |X| No |_|

As of June 29, 2007, the number of outstanding shares of the registrant's common stock held by non-affiliates (excluding shares held by directors, officers and others holding more than 5% of the outstanding shares of the class) was 650,000 shares. However, since the common stock was not then listed or traded on any stock exchange or quoted through any nationally recognized quotation service, such as the OTC Bulletin Board, it is impracticable to ascertain the aggregate market value of those shares as of that date.

As of March 28, 2008, the registrant had outstanding 7,500,000 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE: None

                                Table of Contents

                                                                            Page

Item 1.    Business                                                            2
Item 1A.   Risk Factors                                                        5
Item 2.    Properties                                                         10
Item 3.    Legal Proceedings                                                  10
Item 4.    Submission of Matters to a Vote of Security Holders                10
PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder
             Matters and Issuer Purchases of Equity Securities                10
Item 6.    Selected Financial and Other Data                                  11
Item 7.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk         16
Item 8.    Financial Statements and Supplementary Data                        16
Item 9.    Changes in and Disagreements With Accountants on Accounting
             and Financial Disclosure                                         16
Item 9A.   Controls and Procedures                                            17
Item 9B.   Other Information                                                  18
PART III
Item 10.   Directors, Executive Officers and Corporate Governance             18
Item 11.   Executive Compensation                                             20
Item 12.   Security Ownership of Certain Beneficial Owners and
             Management and Related Stockholder Matters                       21
Item 13.   Certain Relationships and Related Transactions, and
             Director Independence                                            23
Item 14.   Exhibits, Financial Statement Schedules                            23
PART IV
Item 15.   Principal Accountant  Fees and Services                            24
Signatures
Exhibits

                           Forward-Looking Statements

This Annual Report contains forward-looking statements which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors," that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

As used in this Annual Report, references to "our company," "Company," "we" or "us" refers to Domain Registration, Corp.., unless otherwise specifically stated or the context requires otherwise. All share and per share information in this Annual Report gives effect to a 10-for-1 forward stock split of our common stock effected on October 10, 2007.

Item 1. Business

Our Corporate History

Domain Registration, Corp. was organized July 31, 2001 under the laws of the State of Nevada. Through a merger with Bahamas Enterprises, Inc., the accounting predecessor to our company organized under the laws of the State of Nevada on July 10, 1996, it became a wholly-owned subsidiary of Suzy-Path, Corp. The merger resulted in the direct acquisition of the assets comprising a going business. Domain Registration, Corp owned domain names and maintained a web site for customers to register domain names through a contact with Verio, Inc.

We are a development stage company that has not generated any revenue.

We maintain a mail address at P.O. Box 031-088, Shennan Zhong Road, Shenzhen City, P.R. China 518031 Our telephone number is 011-86-21-61050200.

Our Proposed Business Activities

We intend to seek, investigate and, if such investigation warrants, engage in a business combination with a private entity whose business presents an opportunity for our shareholders. Our objectives discussed below are extremely general and are not intended to restrict our discretion. This discussion of the proposed business is not meant to be restrictive of our virtually unlimited discretion to search for and enter into potential business opportunities.

We have no particular acquisition in mind and have not entered into any negotiations regarding such an acquisition. Neither our officers nor any affiliate has engaged in any negotiations with any representative of any company regarding the possibility of an acquisition or merger between our company and such other company. We have not yet entered into any agreement, nor do we have any commitment or understanding to enter into or become engaged in a transaction.

We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business. Further, we may acquire a venture which is in its preliminary or development stage, one which is already in operation, or in a more mature stage of its corporate existence. Accordingly, business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities difficult and complex.

We believe that there are numerous firms seeking the perceived benefits of a publicly registered corporation. These benefits are commonly thought to include the following: (i) the ability to use registered securities to acquire assets or businesses; (ii) increased visibility in the marketplace; (iii) ease of borrowing from financial institutions; (iv) improved stock trading efficiency;
(v) shareholder liquidity; (vi) greater ease in subsequently raising capital;
(vii) compensation of key employees through stock options; (viii) enhanced corporate image; and (ix) a presence in the United States capital market. We have not conducted market research and are not aware of statistical data to support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

Target companies interested in a business combination with our company may include the following: (i) a company for whom a primary purpose of becoming public is the use of its securities for the acquisition of other assets or businesses; (ii) a company which is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it; (iii) a company which desires to become public with less dilution of its common stock than would occur upon an underwriting; (iv) a company which believes that it will be able to obtain investment capital on more favorable terms after it has become public (v) a foreign company which may wish an initial entry into the United States securities market; or (vi) a company seeking one or more of the other mentioned perceived benefits of becoming a public company.

We anticipate seeking out a target business through solicitation. Such solicitation may include newspaper or magazine advertisements, mailings and other distributions to law firms, accounting firms, investment bankers, financial advisors and similar persons, the use of one or more World Wide Web sites and similar methods. No estimate can be made as to the number of persons who will be contacted or solicited. Such persons will have no relationship to our management.

The analysis of new business opportunities will be undertaken by or under the supervision of our executive officers and directors, none of whom is a business analyst. Therefore, it is anticipated that outside consultants or advisors may be utilized to assist us in the search for and analysis of qualified target companies.

A decision to participate in a specific business opportunity will be made based upon our analysis of the quality of the prospective business opportunity's management and personnel, assets, the anticipated acceptability of products or marketing concepts, the merit of a proposed business plan, and numerous other factors which are difficult, if not impossible, to analyze using any objective criteria. We have unrestricted flexibility in seeking, analyzing and participating in potential business opportunities.

In our efforts to analyze potential acquisition targets, we will consider the following kinds of factors: (a) potential for growth, indicated by new technology, anticipated market expansion or new products; (b) competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole; (c) strength and diversity of management, either in place or scheduled for recruitment; (d) capital requirements and anticipated availability of required funds, to be provided by our company or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources; (e) the cost of participation by our company as compared to the perceived tangible and intangible values and potentials; (f) the extent to which the business opportunity can be advanced, (g) the accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and (h) other relevant factors.

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to our limited capital available for investigation, we may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another entity. We also may acquire stock or assets of an existing business. On the consummation of a transaction it is probable that the present management and shareholders of the company will no longer be in control of the company. In addition, our officers and directors, as part of the terms of the acquisition transaction, likely will be required to resign and be replaced by one or more new officers and directors without a vote of our shareholders.

It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of a transaction, we may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. The issuance of substantial additional securities and their potential sale into any trading market which may develop in our securities may have a depressive effect on that market.

While the actual terms of a transaction to which we may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition as a "tax-free" reorganization under Sections 351 or 368 of the Internal Revenue Code of 1986, as amended.

With respect to any merger or acquisition, negotiations with target company management are expected to focus on the percentage of our company which the target company shareholders would acquire in exchange for all of their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, our shareholders will in all likelihood hold a substantially lesser percentage ownership interest in our company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event we acquire a target company with substantial assets. Any merger or acquisition effected by us can be expected to have a significant dilutive effect on the percentage of shares held by our shareholders at such time.

We will participate in a business opportunity only after the negotiation and execution of appropriate agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require certain representations and warranties of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by the parties prior to and after such closing, will outline the manner of bearing costs, including costs associated with our attorneys and accountants, and will include miscellaneous other terms.

We are presently subject to all of the reporting requirements included in the Exchange Act. Included in these requirements is our duty to file audited financial statements as part of our Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as our audited financial statements included in its annual report on Form 10-K. If such audited financial statements are not available at closing, or within time parameters necessary to insure our compliance with the requirements of the Exchange Act, or if the audited financial statements provided do not conform to the representations made by the target company, the closing documents may provide that the proposed transaction will be voidable at the discretion of our present management.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Registrant of the related costs incurred.

Our company, based on our proposed business activities, is a "blank check" company. The U.S. Securities and Exchange Commission (the "SEC") defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Under SEC Rule 12b-2 under the Securities Act of 1933, as amended (the "Securities Act"), we also qualify as a "shell company," because we have no or nominal assets (other than cash) and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. We intend to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

Competition

We will remain an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than us. In view of our limited financial resources and limited management availability, we may be at a competitive disadvantage compared to our competitors.

Employees

We presently have no employees apart from our management. Each of our officers is engaged in outside business activities and anticipates that he will devote to our business very limited time until the acquisition of a successful business opportunity has been identified. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

We intend to hire additional management and other support personnel when we have reached a point in our proposed growth that would allow for such employment. In the interim, we will rely upon consultants to assist us in identifying and investigating acquisition opportunities.

Item 1A. Risk Factors

An investment in our common stock involves a high degree of risk. You should carefully consider the following risk factors before deciding to invest in our company. If any of the following risks actually occur, our business, financial condition, results of operations and prospects for growth would likely suffer. As a result, you may lose all or part of your investment in our company.

We are a development stage company and may never be able to effectuate our business plan.

As a development stage company we may not be able to successfully effectuate our business plan. There can be no assurance that we will ever achieve any revenues or profitability. The revenue and income potential of our proposed business and operations is unproven as the lack of operating history makes it difficult to evaluate the future prospects of our business.

We require financing to acquire businesses and implement our business plan. We cannot assure you that we will be successful in obtaining financing or acquiring businesses, or in operating those acquired businesses in a profitable manner.

We expect losses in the future because we have no revenue.

As we have no current revenue, we are expecting losses over the next 12 months because we do not yet have any revenues to offset the expenses associated with the marketing of our services. We cannot guarantee that we will ever be successful in generating revenues in the future. We recognize that if we are unable to generate revenues, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.

If our business plans are not successful, we may not be able to continue operations as a going concern and our stockholders may lose their entire investment in us.

Since inception, we have had insignificant revenues and incurred a cumulative net loss of $(100,423) through December 31, 2007. In addition, we had a working capital deficit of $12,355 at December 31, 2007. These factors raise substantial doubt about the Company's ability to continue as a going concern. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in our incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity. We cannot assure you that we can identify a suitable business opportunity and consummate a business combination. If we cannot continue as a going concern, our stockholders may lose their entire investment in us.

We do not have any agreement for a business combination or other transaction.

We have no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity. We cannot assure you that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. Management has not identified any particular industry or specific business within an industry for evaluation. We cannot guarantee that we will be able to negotiate a business combination on favorable terms, and there is consequently a risk that future funds allocated to the purchase of our shares will not be invested in a company with active business operations.

Future success is highly dependent on the ability of management to locate and attract a suitable acquisition.

The success of our proposed plan of operation will depend to a great extent on the operations, financial condition and management of the identified target company. While business combinations with entities having established operating histories are preferred, there can be no assurance that we will be successful in locating candidates meeting such criteria. The decision to enter into a business combination will likely be made without detailed feasibility studies, independent analysis, market surveys or similar information which, if we had more funds available to it, would be desirable. In the event we complete a business combination the success of our operations will be dependent upon management of the target company and numerous other factors beyond our control. We cannot assure you that we will identify a target company and consummate a business combination.

There is competition for those private companies suitable for a merger transaction of the type contemplated by management.

We are in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

We have not conducted market research to identify business opportunities, which may affect our ability to identify a business to merge with or acquire.

We have neither conducted nor have others made available to us results of market research concerning prospective business opportunities. Therefore, we have no assurances that market demand exists for a merger or acquisition as contemplated by us. Our management has not identified any specific business combination or other transactions for formal evaluation by us, such that it may be expected that any such target business or transaction will present such a level of risk that conventional private or public offerings of securities or conventional bank financing will not be available. There is no assurance that we will be able to acquire a business opportunity on terms favorable to us. Decisions as to which business opportunity to participate in will be unilaterally made by our management, which may act without the consent, vote or approval of our stockholders.

Management intends to devote only a limited amount of time to seeking a target company which may adversely impact our ability to identify a suitable acquisition candidate.

While seeking a business combination, management anticipates devoting very limited time to our affairs in total. None of our officers has entered into a written employment agreement with us and is not expected to do so in the foreseeable future. This limited commitment may adversely impact our ability to identify and consummate a successful business combination.

We are dependent on the services of our executive officers to obtain capital required to implement our business plan and for identifying, investigating, negotiating and integrating potential acquisition opportunities. The loss of services of senior management could have a substantial adverse effect on us. The expansion of our business will be largely contingent on our ability to attract and retain highly qualified corporate and operations level management team. We cannot assure you that we will find suitable management personnel or will have financial resources to attract or retain such people if found.

The time and cost of preparing a private company to become a public reporting company may preclude us from entering into a merger or acquisition with the most attractive private companies.

Target companies that fail to comply with SEC reporting requirements may delay or preclude acquisition. Sections 13 and 15(d) of the Exchange Act require reporting companies to provide certain information about significant acquisitions, including audited financial statements for the company acquired. The time and additional costs that may be incurred by some target entities to prepare these statements may significantly delay or essentially preclude consummation of an acquisition. Otherwise suitable acquisition prospects that do not have or are unable to obtain the required audited statements may be inappropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

We may be subject to further government regulation which would adversely affect our operations.

Although we will be subject to the reporting requirements under the Exchange Act, management believes we will not be subject to regulation under the Investment Company Act of 1940, as amended (the "Investment Company Act"), since we will not be engaged in the business of investing or trading in securities. If we engage in business combinations which result in our holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act. If so, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the SEC as to our status under the Investment Company Act and, consequently, violation of the Investment Company Act could subject us to material adverse consequences.

Any potential acquisition or merger with a foreign company may subject us to additional risks.

If we enter into a business combination with a foreign concern, we will be subject to risks inherent in business operations outside of the United States. These risks include, for example, currency fluctuations, regulatory problems, punitive tariffs, unstable local tax policies, trade embargoes, risks related to shipment of raw materials and finished goods across national borders and cultural and language differences. Foreign economies may differ favorably or unfavorably from the United States economy in growth of gross national product, rate of inflation, market development, rate of savings, and capital investment, resource self-sufficiency and balance of payments positions, and in other respects.

We may need to raise additional capital to expand our operations and execute our business plan. If our operations do not produce the necessary cash flow, or if we cannot obtain needed funds, we may be forced to reduce or cease our activities with consequent loss to investors.

We have a need for cash in order to pay obligations currently due in a timely manner, and to finance our business operations. Although we believe that we have sufficient resources and recurring revenues to conduct our operations for the next 12 months, our continued operations in general will depend upon the sustainability of cash flow from our operations, or our ability to raise additional funds if required through equity or debt financing. There is no assurance that we will be able to obtain additional funding when it is needed, or that such funding, if available, will be obtainable on terms acceptable to us. If our operations do not produce the necessary cash flow, or if we cannot obtain needed funds, we may be forced to reduce or cease our activities with consequent loss to investors. In addition, should we incur significant presently unforeseen expenses or delays, we may not be able to accomplish our goals.

If we fail to develop and maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud, as a result, current and potential shareholders could lose confidence in our financial reports, which could harm our business and the trading price of our common stock.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate and report on our internal controls over financial reporting. Our independent registered public accounting firm will annually attest to our evaluation, as well as issue its own opinion on our internal controls over financial reporting, beginning with our Annual Report for fiscal years ended after December 31, 2008. We have prepared for compliance with
Section 404 by strengthening, assessing and testing our system of internal controls to provide the basis for our report. The process of strengthening our internal controls and complying with Section 404 has been expensive and time consuming, and has required significant management attention. We cannot be certain that the measures we have undertaken will ensure that we will maintain adequate controls over our financial processes and reporting in the future. Furthermore, if we are able to rapidly grow our business, the internal controls that we will need will become more complex, and significantly more resources will be required to ensure our internal controls remain effective. Failure to implement required controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we or our auditors discover a material weakness in our internal controls, the disclosure of that fact, even if the weakness is quickly remedied, could diminish investors' confidence in our financial statements and harm our stock price. In addition, non-compliance with Section 404 could subject us to a variety of administrative sanctions, including the suspension of trading, ineligibility for listing on the OTC Bulletin Board, one of the Nasdaq Stock Markets or national securities exchanges, and the inability of registered broker-dealers to make a market in our common stock, which would further reduce our stock price.

Our principal stockholder, officer and director owns a approximately 13.34% of our voting stock and investors will not have any voice in our management, which could result in decisions adverse to our general shareholders.

Our principal stockholder, officer and director owns beneficially approximately 13.34% of our outstanding common stock. As a result, she will have the ability to control substantially all matters submitted to our stockholders for approval including: (a) election of our board of directors; (b) removal of any of our directors; (c) amendments of our Articles of Incorporation or bylaws; (d) adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us, or (e) other significant corporate transactions.

Our failure to adopt certain corporate governance procedures may prevent us from obtaining a listing on Nasdaq or a national securities exchange.

Our president and chief executive officer is our sole director and therefore is not "independent" as that term is defined Rule 10A-3 under the Exchange Act. As a result, we do not have an Audit or Compensation Committee. The functions of those committees are conducted by our Board of Directors. Consequently, there is a potential conflict of interest in Board decisions that may adversely affect our ability to become a listed security on NASDAQ or a national securities exchange and as a result adversely affect the liquidity of our common stock.

Trading in our shares of common stock is limited, and will not improve unless we increase our sales, become profitable and secure more active market makers.

There is a limited trading market for our common stock. There can be no assurance that a regular trading market for our securities will continue to develop or that it will be sustained. The trading price of our securities could be subject to wide fluctuations, in response to quarterly variations in our operating results, announcements by us or others, developments affecting us, and other events or factors. In addition, the stock market has experienced extreme price and volume fluctuations in recent years. These fluctuations have had a substantial effect on the market prices for many companies, often unrelated to the operating performance of such companies, and may adversely affect the market prices of the securities Such risks could have an adverse affect on the stock's future liquidity.

We may, in the future, issue additional common shares, which would reduce investors' percent of ownership and may dilute our share value.

Our Articles of Incorporation authorizes the issuance of 50 million shares of common stock. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

Our common stock is subject to the "Penny Stock" Rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (a) that a broker or dealer approve a person's account for transactions in penny stocks; and (b) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must: (a) obtain financial information and investment experience objectives of the person; and (b) make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form: (a) sets forth the basis on which the broker or dealer made the suitability determination; and (b) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our Common shares and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Because we do not intend to pay any cash dividends on our common stock, our stockholders will not be able to receive a return on their shares unless they sell them.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them. We cannot assure you that you will be able to sell shares when you desire to do so.

ITEM 2. Description of Property

We do not own or lease any real property. We maintain a post office address at P.O. Box 031-088, Shennan Zhong Road, Shenzhen City, P.R. China 518031.

ITEM 3. Legal Proceedings

There are no pending legal proceedings to which we are a party or in which any of our directors, officers or affiliates, any owner of record or beneficially of more than 5% of any class of our voting securities, or security holder is a party adverse to us or has a material interest adverse to us. Our property is not the subject of any pending legal proceedings.

ITEM 4. Submission of Matters to a Vote of Security Holders

We did not submit any matter to a vote of security holders during the fiscal quarter ended December 31, 2007.

                                    PART II

ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and issuer Purchases of Equity Securities

Market Information

Our common stock has been quoted on the OTC Bulletin Board under the symbol "DOMR.OB" since June 1, 2007. However, given the limited number of record holders and the fact that we are a "shell company" (as defined in Rule 12b-2 under the Exchange Act), trading has been limited and quotations sporadic.

Record Holders

On April 7, 2008, we had approximately 21 holders of record of our common stock.

Dividends

We have not declared or paid any cash dividends on our common stock nor do we anticipate paying any in the foreseeable future. Furthermore, we expect to retain any future earnings to finance its operations and expansion. The payment of cash dividends in the future will be at the discretion of our Board of Directors and will depend upon our earnings levels, capital requirements, any restrictive loan covenants and other factors the Board considers relevant.

Sales of Unregistered Securities

We did not issue or sell any unregistered securities during the year ended December 31, 2007.

Purchases of Our Equity Securities

Neither we nor any of our affiliates purchased any equity securities from our stockholders during our fiscal quarter ended December 31, 2007.

ITEM 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Form 10-K. The matters discussed herein contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, which involve risks and uncertainties. All statements other than statements of historical information provided herein may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects" and similar expressions are intended to identify forward-looking statements. Factors that could cause actual results to differ materially from those reflected in the forward-looking statements include, but are not limited to, those discussed under the heading "Factors that May Affect Future Results" and elsewhere in this report and the risks discussed in our other filings with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis, judgment, belief or expectation only as of the date hereof.

Plan of Operation

We will attempt to acquire other assets or business operations that will maximize shareholder value. No specific assets or businesses have been definitively identified and there is no certainty that any such assets or business will be identified or any transactions will be consummated.

We expect that we will need to raise funds in order to effectuate our business plan. We will seek to establish or acquire businesses or assets with funds raised either via the issuance of shares or debt. There can be no assurance that additional capital will be available to us. We may seek to raise the required capital by other means. We may have to issue debt or equity or enter into a strategic arrangement with a third party. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since we have no such arrangements or plans currently in effect, our inability to raise funds will have a severe negative impact on our ability to remain a viable company. In pursuing the foregoing goals, we may seek to expand or change the composition of the Board or make changes to our current capital structure, including issuing additional shares or debt and adopting a stock option plan.

We have had no revenues from inception through December 31, 2007. We have a loss from inception through December 31, 2006 of $ $93,005 and a loss from inception through December 30, 2007 of $(100,423). We do not expect to generate any revenues over the next twelve months. Our principal business objective for the next 12 months will be to seek, investigate and, if such investigation warrants, engage in a business combination with a private entity whose business presents an opportunity for our shareholders.

During the next 12 months we anticipate incurring costs related to filing of Exchange Act reports, and costs relating to consummating an acquisition. We believe we will be able to meet these costs through use of funds in our treasury and additional amounts, as necessary, to be loaned by or invested in us by our stockholder, management or other investors. We have no specific plans, understandings or agreements with respect to the raising of such funds, and we may seek to raise the required capital by the issuance of equity or debt securities or by other means. Since we have no such arrangements or plans currently in effect, our inability to raise funds for the consummation of an acquisition may have a severe negative impact on our ability to become a viable company.

The capital requirements relating to implementation of our business plan will be significant.

Management plans to rely on the proceeds from new debt or equity financing and the sale of shares held by it to finance its ongoing operations. During 2008, we intend to continue to seek additional capital in order to meet our cash flow and working capital. There is no assurance that we will be successful in achieving any such financing or raise sufficient capital to fund our operations and further development. We cannot assure you that financing will be available to us on commercially reasonable terms, if at all. If we are not successful in sourcing significant additional capital in the near future, we will be required to significantly curtail or cease ongoing operations and consider alternatives that would have a material adverse affect on our business, results of operations and financial condition.

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

Financial Condition

      Our auditor's going concern opinion for prior years ended and the notation in the financial statements indicate that we do not have significant cash or other material assets and that we are relying on advances from stockholders, officers and directors to meet limited operating expenses. We do not have sufficient cash or other material assets nor do we have sufficient operations or an established source of revenue to cover our operational costs that would allow us to continue as a going concern.

Liquidity and Capital Resources

As of December 31, 2007, we had no assets and total liabilities of $12,355 and we had a negative net worth of $12,355. As of December 31, 2006, we had no assets and total liabilities of $88,905 and we had a negative net worth of $88,905.

The capital requirements relating to implementation of our business plan will be significant.

Since we have had no operating history nor any revenues or earnings from operations, with no significant assets or financial resources, we will in all likelihood sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in our incurring a net operating loss which will increase continuously until we can consummate a business combination with a profitable business opportunity and consummate such a business combination.

      We are dependent upon our principal stockholder and officer to meet any de minimis costs that we may incur.

Critical Accounting Policies and Estimates

We prepare our financial statements in accordance with accounting principles generally accepted in the United States, and make estimates and assumptions that affect our reported amounts of assets, liabilities, revenue and expenses. We base our estimates on historical experience and other assumptions that we believe are reasonable in the circumstances. Actual results may differ from these estimates.

The following critical accounting policies affect our more significant estimates and assumptions used in preparing our consolidated financial statements.

Our financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. If we were not to continue as a going concern, we would likely not be able to realize on our assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of our financial statements. There can be no assurances that we will be successful in generating additional cash from equity or other sources to be used for operations. Our financial statements do not include any adjustments to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

We prepare our financial statements in accordance with accounting principles generally accepted in the United States, and make estimates and assumptions that affect our reported amounts of assets, liabilities, revenue and expenses. We base our estimates on historical experience and other assumptions that we believe are reasonable in the circumstances. Actual results may differ from these estimates.

The following critical accounting policies affect our more significant estimates and assumptions used in preparing our consolidated financial statements.

Our financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. If we were not to continue as a going concern, we would likely not be able to realize on our assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of our financial statements. There can be no assurances that we will be successful in generating additional cash from equity or other sources to be used for operations. Our financial statements do not include any adjustments to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern

Going Concern

The nature of our financial status makes us lack the characteristics of a going concern. This is because the company, due to its financial condition, may have to seek loans or the sale of its securities to raise cash to meet its cash needs. We have no revenue and no cash. The level of current operations does not sustain our expenses and we have no commitments for obtaining additional capital. These factors, among others, raise substantial doubt about its ability to continue as a going concern.

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

In June 2006, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue No. 06-3, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)" ("EITF 06-3"). EITF 06-3 provides that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. The provisions of EITF 06-3 will be effective for us as of January 1, 2007. We do not expect that the adoption of EITF 06-3 will have a material impact on our financial statements.

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

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" ("SFAS No. 158"). SFAS No. 158 requires companies to recognize in their statement of financial position an asset for a plan's overfunded status or a liability for a plan's underfunded status and to measure a plan's assets and its obligations that determine its funded status as of the end of the company's fiscal year. Additionally, SFAS No. 158 requires companies to recognize changes in the funded status of a defined benefit postretirement plan in the year that the changes occur and those changes will be reported in comprehensive income. The provision of SFAS No. 158 that will require us to recognize the funded status of our postretirement plans, and the disclosure requirements, will be effective for us as of December 31, 2006. We do not expect that the adoption of SFAS No. 158 will have a material impact on our financial statements.

FAS 123(R)-5 was issued on October 10, 2006. The FSP provides that instruments that were originally issued as employee compensation and then modified, and that modification is made to the terms of the instrument solely to reflect an equity restructuring that occurs when the holders are no longer employees, then no change in the recognition or the measurement (due to a change in classification) of those instruments will result if both of the following conditions are met:
(a). There is no increase in fair value of the award (or the ratio of intrinsic value to the exercise price of the award is preserved, that is, the holder is made whole), or the anti-dilution provision is not added to the terms of the award in contemplation of an equity restructuring; and (b). All holders of the same class of equity instruments (for example, stock options) are treated in the same manner. The provisions in this FSP shall be applied in the first reporting period beginning after the date the FSP is posted to the FASB website. We will evaluate whether the adoption will have any impact on your financial statements.

In February 2007, the Financial Accounting Standards Board (the "FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities--Including an amendment of FASB Statement No. 115" (SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. This Statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. We will evaluate whether the adoption will have any impact on your financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable to small reporting comapnies.

Item 8. Financial Statements

The Financial Statements in this Annual Report are presented commencing on page F-1 following Item 15.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      On March 5, 2008 we appointed the firm of Moore & Associates, Charter ("New Auditor"), as our independent auditor and dismissed the firm of Kyle L Tingle , CPA, LLC ("Former Auditor"), which had served as our independent auditor until that date.

      Our Board of Directors approved the decision to dismiss the Former Accountant and engage the New Auditor.

      The reports of the Former Auditor on our financial statements for the fiscal years ended December 31, 2005 and December 31, 2006 did not contain an adverse opinion, a disclaimer of opinion or any qualifications or modifications related to uncertainty, limitation of audit scope or application of accounting principles, except that report of the Former Auditor on our financial statements for the fiscal year ended December 31, 2006 expressed "substantial doubt about our ability to continue as a going concern" and stated that "The financial statements do not include any adjustments that might result from the outcome of this uncertainty". During the fiscal years ended December 31, 2005 and December 31, 2006 and the period from January 1, 2007 to March 5, 2008, we did not have any disagreements (within the meaning of Instruction 4 of Item 304 of Regulation S-K) with the Former Auditor as to any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure and there have been no reportable events (as defined in Item 304 of Regulation S-K).

      We furnished the Former Auditor with a copy of the disclosures in the Form 8-K we filed with the SEC reporting the change in accountants and the Former Auditor has agreed to file a letter addressed to the Securities and Exchange Commission stating that it agreed with the statements in our Form 8-K. A copy of that letter will be filed as an exhibit to an amendment to that Form 8-K.

ITEM 9A. Controls and Procedures

      Our management is responsible for establishing and maintaining an adequate internal control structure and procedures over our financial reporting. Our management evaluated, with the participation of the Chief Executive Officer and our Chief Financial Officer, the effectiveness of our internal control over financial reporting as of December 31, 2007. This evaluation was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, Internal Control-Integrated Framework.

      Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

(1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of the assets;

(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and Board of Directors; and

(3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

      Our management, which assumed control of our company in November 2007 following the acquisition of a controlling interest by Max Time Enterprise Limited, performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007. Based upon such assessment, and considering that we are a "shell company" without business operations, management concluded that our operational procedures were adequate in the areas cash and bank account management processes. Management will continue to assess the adequacy of our financial reporting systems in contemplation of a transaction with a target business. We anticipate that following a business combination with a target business, we will have to substantially upgrade our systems to ensure the reliability of our financial statements.

      There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during our fourth fiscal quarter for the year ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

*The foregoing report shall not be deemed to be filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.

      This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report."

Item 9B. Other Information.

Not applicable.

                                    PART III

ITEM 10. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Our executive officers and directors are:

    Name                    Age          Position
--------------------------------------------------------------------------------
Hui Ping Cheng              32           Chairman, President, Chief Executive
                                         and Financial Officer, and a Director

      Hui Ping Cheng has served as our President, Chief Executive and Financial Officer and as a director of our company since November 1, 2007. She previously served as a senior accountant and accounting department director at Shenzhen Yi Zhi Pharmaceutical Company Limited from September 1998 until April 2007, where she managed and oversaw the company's accounting department. Since April 2007, she has served as director and president of Max Time Enterprise Limited, which positions she continues to hold. She also is a director and President of Sunnyside Acres Mobile Estates, a "shell company" since November 1, 2007.

      All directors hold office until the next annual meeting of stockholders or until their successors have been elected and qualified, or their earlier death, resignation or removal. All officers are appointed annually by the board of directors and, subject to any existing employment agreement, serve at the discretion of the board. Currently, directors receive no compensation.

      We do not have audit, nominating or compensation committees. We have only one director who also is our President, and therefore is not "independent" within the meaning of Rule 10A-3 under the Exchange Act. We intend to initiate a search of suitable candidates to expand the size of, and include "independent" individuals on, our Board and adopt an ethics policy. At this time, given our limited activities and since our common stock is quoted on the OTC Bulletin Board, the Board has no plans or need to establish an audit committee with a financial expert or a compensation committee to determine guidelines for determining the compensation of its executive officers or directors, who currently serve without compensation. For similar reasons, we have not adopted a written policy for considering recommendations from shareholders for candidates to serve as directors or with respect to communications from shareholders. We are seeking independent board members. We have not been successful in retaining independent board members to form an audit committee.

      Hui Ping Cheng, our sole director, does not satisfy the criteria of an "Audit Committee Financial Expert."

Compensation of Directors

      During the fiscal year ended December 31, 2007, we did not pay or accrue any amounts as compensation for any individual serving as a member of our Board of Directors, and none of our directors earned any fees for serving as a member of our Board of Directors.

                                            DIRECTOR COMPENSATION
--------------------------------------------------------------------------------------------------------------
Name                  Fees       Stock        Option    Non-Equity      Non-Qualified    All             Total
(a)                   Earned     Awards       Awards    Incentive       Deferred         Other           ($)
                      or Paid    ($)          ($)       Plan            Compensation     Compensation    (j)
                      in Cash    (c)          (d)       Compensation    Earnings         ($)
                      ($)                               ($)             ($)              (g)
                      (b)                               (e)             (f)
--------------------------------------------------------------------------------------------------------------
Hui Peng              None       None         None      None            None             None            None
Cheng (1)
--------------------------------------------------------------------------------------------------------------
Amy Hadley (2)        None       None         None      None            None             None            None
--------------------------------------------------------------------------------------------------------------
Stuart Curtis         None       None         None      None            None             None            None
Nilson (3)
--------------------------------------------------------------------------------------------------------------
Felicia May           None       None         None      None            None             None            None
Nilson (3)
--------------------------------------------------------------------------------------------------------------

----------
(1)   Ms. Cheng was appointed a director November 7, 2007.
(2)   Ms. Hadley resigned from the Board of Directors effective November 19,
      2007.
(3) Mr. and Ms. Nilson resigned from the Board of Directors effective November 7, 2007.

Conflicts of Interest

      Hui Ping Cheng, our sole director and officer, is associated with other firms involved in a range of business activities. Consequently, there are potential inherent conflicts of interest in her acting as an officer and director of our company. Insofar as Hui Ping Cheng is engaged in other business activities, we anticipate that she will devote only a minor amount of time to our affairs.

      Our officers and directors are now and may in the future become shareholders, officers or directors of other companies which may be engaged in business activities similar to those conducted by us. Accordingly, additional direct conflicts of interest may arise in the future with respect to such individuals acting on our behalf or other entities. Moreover, additional conflicts of interest may arise with respect to opportunities which come to the attention of such individuals in the performance of their duties or otherwise. We do not currently have a right of first refusal pertaining to opportunities that come to management's attention insofar as such opportunities may relate to our proposed business operations.

      Our officers and directors are, so long as they are officers or directors of our company, subject to the restriction that all opportunities contemplated by our plan of operations which come to their attention, either in the performance of their duties or in any other manner, will be considered opportunities of, and be made available us and the companies that they are affiliated with on an equal basis. A breach of this requirement will be a breach of the fiduciary duties of the officer or director.

      We have not adopted any other conflict of interest policy with respect to such transactions.

Code of Ethics

      We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. For purposes of this Item, the term code of ethics means written standards that are reasonably designed to deter wrongdoing and to promote:

- honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

- full, fair, accurate, timely, and understandable disclosure in reports and documents that the issuer files with, or submits to, the SEC and in other public communications made by the issuer;

- compliance with applicable governmental laws, rules and regulations;

- the prompt internal reporting of violations of the code to the board of directors or another appropriate person or persons; and

- accountability for adherence to the code.

We hereby undertake to provide to any person without charge, upon request, a copy of our code of ethics. Requests may be made in writing to our board of directors at our executive offices.

Compliance with Section 16(a) of the Exchange Act

      Section 16 of the Securities Exchange Act requires our directors and executive officers and persons who own more than 10% of a registered class of our equity securities to file various reports with the Securities and Exchange Commission concerning their holdings of, and transactions in, our securities. Copies of these filings must be furnished to us.

      Based on a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that during 2007 all of our officers, directors and greater than 10% stockholders complied with all applicable Section 16(a) filing requirements.

ITEM 11. Executive Compensation

      Hui Ping Cheng has been our President, Chief Executive and Financial Officer and a Director since November 7, 2007. Prior to that date, Amy Hadley had served as our chief executive officer.

      Since inception, we have not paid or accrued any compensation for our chief executive officer or any other executive officer and we have not entered into an employment or consulting agreement with any of our directors or executive officers. We have not granted any equity-based compensation, awards or stock options to our chief executive officer or any other executive officer. We do not have any retirement, pension, profit sharing or stock option plans or insurance or medical reimbursement plans covering our officers and directors. No value has been assigned to any of the services performed by our officers (employees) and no compensation will be awarded to, earned by, or paid to these officers.

      We have not granted any equity-based compensation, awards or stock options to our chief executive officer or any other executive officer.

                              Summary Compensation

The following table sets forth information concerning the compensation paid or earned for the periods indicated for services rendered to our company in all capacities by Hui Ping Cheng, our CEO, President, Chief Financial Officer since November 7, 2007, and prior to that date by her predecessor, Brian Pierson.

                                                      SUMMARY COMPENSATION TABLE
-----------------------------------------------------------------------------------------------------------------------------------
Name and              Year       Salary    Bonus    Stock     Option    Non-Equity        Nonqualified      All Other         Total
principal             (b)        (c)       ($)      Awards    Awards    Incentive Plan    Deferred          Compensation      (j)
position                                   (d)      ($)       ($)       Compensation      Compensation      ($)
(a)                                                 (e)       (f)       ($)               Earnings          (i)
                                                                        (g)               ($)
                                                                                          (h)
-----------------------------------------------------------------------------------------------------------------------------------
Hui Ping Cheng
President,            2007(1)    None      None     None      None      None              None              None              None
CEO, CFO
and Director
-----------------------------------------------------------------------------------------------------------------------------------
Amy Hadley            2007(2)    None      None     None      None      None              None              None              None
CEO, President        2006       None      None     None      None      None              None              None              None
and Director
-----------------------------------------------------------------------------------------------------------------------------------

----------------
(1)   Ms. Cheng was appointed our CEO, President and CFO on November 7, 2007.
(2)   Ms. Hadley resigned as our CEO and President on November 7, 2007.

Outstanding Equity Awards

      Neither Ms. Cheng nor Ms. Hadley received any equity awards during 2007 or held any outstanding options to purchase shares of our common stock as of December 31, 2007.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Change in Control

      On November 7, 2007, Max Time Enterprise Ltd., or MTE, purchased from Amy Hadley, Stuart Curtis Nilson and Felicia May Nilson an aggregate of 1,000,000 shares of our outstanding common stock, for a total purchase price of $400,000. The purchased shares constituted, in the aggregate, approximately 13.34% of the issued and outstanding shares of our common stock, resulting in a change in the controlling interest of our company. Prior to the this transaction, Amy Hadley, Stuart Curtis Nilson and Felicia May Nilson held an aggregate of 1,000,000 shares of the Company's common stock, representing collectively approximately 13.34% of the Company's issued and outstanding shares of common stock. The source of the funds with which Purchaser purchased such shares was working capital.

      On November 7, 2007, Ms. Cheng was appointed as a director and the President of our company.

Securities Ownership

      The following table sets forth, as of March 28, 2008, the number of shares of our common stock beneficially owned by (i) each person or entity known to us to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our company, and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Each beneficial owner's percentage ownership is determined by assuming that options or warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days from the date of this report have been exercised. Except as noted below, each person has sole voting and investment power. As of March 28, 2007, we had outstanding 7,500,000 shares of common stock. Except as otherwise stated in the table below, the address of each person listed is c/o Domain Registration, Corp., Shennan Zhong Road, PO Box 031-088, Shenzhen, China 518000.

                                      Amount and Nature of
Name and Address                      Beneficial Ownership              Percent
----------------                      --------------------              -------
  Hui Ping Cheng (1)                       1,000,000                     13.34%
  Executive Officers and
  Directors as a Group (one
  person)                                  1,000,000                     13.34%

----------
(1) Hui Ping Cheng is the indirect owner of 1,000,000 shares of the our common stock by reason of her control of Max Time Enterprises Limited., a company in which she serves as President and owns a majority of its issued and outstanding shares of common stock.

Securities Authorized for Issuance under Equity Compensation Plans

      The following table sets forth information about the common stock available for issuance under compensatory plans and arrangements as of December 31, 2007.

                                                                                         (c)
                                                                                Number of securities
                                   (a)                                           remaining available
                                Number of                   (b)                  for future issuance
                            securities to be         Weighted-average               under equity
                               issued upon           exercise price of              compensation
                               exercise of          outstanding options           plans (excluding
                               outstanding             under equity            securities reflected in
Plan Category                    options            compensation plans               column (a))
------------------------------------------------------------------------------------------------------
Equity compensation
  plan approved by
  security holders                 None                      --                        None

Equity compensation
 plans not approved by
 security holders                  None                      --                        None

      Total                        None                      --                        None

ITEM 13. Certain Relationships and Related Transactions; Director Independence

Transactions with Related Persons

      On November 7, 2007, Max Time Enterprises Ltd., or MTE, and Amy Hadley, Stuart Curtis Nilson and Felicia May Nilson consummated MTE's purchase of an aggregate of 1,000,000 shares of our common stock, constituting 13.34% of our then issued and outstanding common stock, for a total purchase price of $400,000, in accordance with the terms and conditions of that certain Stock Purchase Agreement, dated as of November 7, 2007, by and among MTE and Amy Hadley, Stuart Curtis Nilson and Felicia May Nilson. Hui Ping Cheng is an indirect owner of the 1,000,000 shares of our common stock held by MTE by reason of her control of MTE, of which entity she is the sole owner, director and officer. On November 7, 2007, Ms. Cheng was appointed as a director and the President of our company.

      Immediately prior to the closing of the transaction, Stuart Curtis Nilson and Felicia May Nilson resigned from all of their positions as directors and officers of our company effective immediately. At the closing of transaction, Amy Hadley resigned as an officer of our company effective immediately and as a director of our company effective at the expiration of the statutory ten (10) day waiting period following the filing by us with the SEC of an Information Statement pursuant to Rule 14f-1 promulgated under the Exchange Act, relating to the change in control of the Board occasioned by the resignations of Amy Hadley, Stuart Curtis Nilson and Felicia May Nilson from the Board of Directors (the "Rule 14f-1 Information Statement"). Prior to submitting their resignations, Amy Hadley, Stuart Curtis Nilson and Felicia May Nilson appointed Hui Ping Cheng, president of MTE, to the Board of Directors in accordance with our By-Laws, effective upon the closing of the transaction and subject to the expiration of the statutory ten (10) day waiting period following the filing by us with the SEC of the Rule 14f-1 Information Statement.

Director Independence

      Hui Ping Cheng, our President, Chief Executive and Financial Officer, is our sole director, and therefore is not "independent", as that term is defined by Rule 10A-3 under the Exchange Act.

Item 14. Exhibits, Financial Statement Schedules

(a) For a list of the financial statements filed with this Report see Item 8. See (c) below for a list of financial statement schedules included in this Report. See (b) below for a list of exhibits required to be filed with this Report.

Exhibit No.     Description
-----------     -----------

3.1 Articles of Incorporation, as amended (filed as an exhibit to our Form 10SB12G, filed on March 3, 1999).

3.2 Bylaws (filed as an exhibit to our Form 10SB12G, filed with on March 3, 1999).

3.3 Articles and Plan of Merger of Bahamas Enterprises. Inc. into Suzy-Path, Corp. (filed as an exhibit to our Form 8K12G3, filed on October 11, 2000).

3.4 Articles and Plan of Merger of Suzy-Path, Corp. into Domain Registration, Corp. (filed as an exhibit to our Form 8K12G3, filed with the Securities and Exchange Commission on October 11,
                2000).

31.1 Certification by Principal Executive and Financial Officer pursuant to Rule 13a-14 and Rule 15d-14 of the Securities Exchange Act of 1934

32.1 Certification by Principal Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 USC 1350)

(c) Financial statement schedules: None

ITEM 15. Principal Accountant Fees and Services

      The following is a summary of the fees billed to us by Moore & Associates, Charter, for professional services rendered for the fiscal years ended December 31, 2007 and by Kyle L. Tingle, CPA, LLC for 2006, respectively:

                        Fiscal year ended December 31,
                           2007                2006
                        ----------          ----------
Audit Fees              $    3,500          $    1,650
Audit Related Fees      $        0          $        0
Tax Fees                $        0          $      150
All Other Fees          $        0          $        0

      Audit Fees. Consists of fees billed for professional services rendered for the audit of our consolidated financial statements and review of interim consolidated financial statements included in quarterly reports and services that are normally provided in connection with statutory and regulatory filings or engagements.

      Audit Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under "Audit Fees".

      Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include preparation of federal and state income tax returns.

      All Other Fees. Consists of fees for product and services other than the services reported above.

Policy on audit committee pre-approval of audit and permissible non-audit services of independent auditors

Audit Committee's Pre-Approval Policies

Our Board of Directors' policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit related services, tax services, and other services. Pre-approval is generally provided for up to one year, and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis.

Our Board of Directors has reviewed and discussed with Moore & Associates, Charter, our audited financial statements contained in our Annual Report on Form 10-K for the 2007 fiscal year. The Board of Directors also has discussed with Moore & Associates, Charter, the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of our financial statements.

The Board of Directors has received and reviewed the written disclosures and the letter from Moore & Associates, Charter required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), and has discussed with Moore & Associates, Charter, its independence from our company.

The Audit Committee has considered whether the provision of services other than audit services is compatible with maintaining auditor independence.

Based on the review and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the our Annual Report on Form 10-K for our 2007 fiscal year for filing with the SEC.

                           DOMAIN REGISTRATION, CORP.

                        (A Development Stage Enterprise)

                              FINANCIAL STATEMENTS

                                DECEMBER 31, 2007

                           DOMAIN REGISTRATION, CORP.

                        (A DEVELOPMENT STAGE ENTERPRISE)

                                    CONTENTS

Balance Sheets                                                               F-3

Statements of Operations                                                     F-4

Statement of Stockholders' Deficit                                           F-5

Statements of Cash Flows                                                     F-6

Notes to Financial Statements                                             F-7-13

                          MOORE & ASSOCIATES, CHARTERED

                            ACCOUNTANTS AND ADVISORS

                                PCAOB REGISTERED

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Domain Registration Corp
(A Development Stage Company)

We have audited the accompanying balance sheet of Domain Registration Corp (A Development Stage Company) as of December 31, 2007, and the related statements of operations, stockholders' equity and cash flows for the year ended December 31, 2007 and inception July 10, 1996 through December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Domain Registration Corp. as of December 31, 2006 were audited by other auditors whose report dated January 22, 2007, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Domain Registration Corp (A Development Stage Company) as of December 31, 2007, and the related statements of operations, stockholders' equity and cash flows for the year ended December 31, 2007 and inception July 10, 1996 through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has does not have cash or any material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs, which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Moore & Associates, Chartered

Moore & Associates Chartered
Las Vegas, Nevada

March 31, 2008

               2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146
                        (702) 253-7499 Fax (702) 253-7501

                           DOMAIN REGISTRATION, CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEETS

                                                                                    As of December 31,
                                                                                -------------------------
                                                                                  2007            2006
                                                                                ---------       ---------
                                        ASSETS

CURRENT ASSETS
     Total Current Assets                                                       $      --       $      --
                                                                                ---------       ---------
     Total Assets                                                               $      --       $      --
                                                                                =========       =========
                         LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts payable                                                             $  12,355       $  12,355
   Officer advances                                                                    --          76,550
                                                                                ---------       ---------
     Total Current Liabilities                                                     12,355          88,905
                                                                                ---------       ---------
STOCKHOLDERS' DEFICIT
   Common stock, $.001 par value, 50,000,000 shares authorized,
     7,500,000 shares issued and outstanding at December 31, 2007 and 2006          7,500           4,100
   Additional paid-in capital                                                      80,568              --
   Accumulated deficit during development stage                                  (100,423)        (93,005)
                                                                                ---------       ---------
     Total Stockholders' Deficit                                                  (12,355)        (88,905)
                                                                                ---------       ---------
     Total Liabilities and Stockholders' Deficit                                $      --       $      --
                                                                                =========       =========

    The accompanying notes are an integral part of these financial statements

                           DOMAIN REGISTRATION, CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF OPERATIONS

                                                                                         July 10, 1996
                                                                                        (inception) to
                                                         Year Ended December 31,          December 31,
                                                      -----------------------------       -----------
                                                          2007             2006              2007
                                                      -----------       -----------       -----------
Revenues                                              $        --       $        --       $        44

Cost of revenue                                                --                --                --
                                                      -----------       -----------       -----------
Gross profit                                                   --                --                44

General, selling and administrative expenses                7,418             6,775           100,467
                                                      -----------       -----------       -----------
Operating (loss)                                           (7,418)           (6,775)         (100,423)
                                                      -----------       -----------       -----------
Nonoperating income (expense)                                  --                --                --
                                                      -----------       -----------       -----------

(Loss) before income taxes                                 (7,418)           (6,775)         (100,423)

Income taxes                                                   --                --                --
                                                      -----------       -----------       -----------
Net (loss)                                            $    (7,418)      $    (6,775)      $  (100,423)
                                                      ===========       ===========       ===========

Net (loss) per share, basic and diluted               $        --       $        --
                                                      ===========       ===========
Weighted average common shares outstanding,
basic and diluted                                       7,500,000         7,500,000
                                                      ===========       ===========

   The accompanying notes are an integral part of these financial statements.

                           DOMAIN REGISTRATION, CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                       STATEMENTS OF STOCKHOLDERS' DEFICIT

                                                                                     Accumulated
                                                                                      (Deficit)
                                             Common Stock             Additional       During
                                       ------------------------        Paid-in       Development
                                        Shares          Amount         Capital          Stage           Total
                                       ---------      ---------       ---------       ---------       ---------
Sale of stock,  July 10, 1996          5,500,000      $   2,100       $      --       $      --       $   2,100
Net loss, December 31, 1996                   --             --              --          (2,100)         (2,100)
                                       ---------      ---------       ---------       ---------       ---------
Balance, December 31, 1996             5,500,000          2,100              --          (2,100)             --
Net loss, December 31, 1997                   --             --              --              --              --
                                       ---------      ---------       ---------       ---------       ---------
Balance, December 31, 1997             5,500,000          2,100              --          (2,100)             --
Net loss, December 31, 1998                   --             --              --              --              --
                                       ---------      ---------       ---------       ---------       ---------
Balance, December 31, 1998             5,500,000          2,100              --          (2,100)             --
February 2, 1999, changed
from no par value to $.001                    --         (2,079)          2,079              --              --
February 2, 1999, forward
stock split 100:1                             --          2,079          (2,079)             --              --
Net loss, December 31, 1999                   --             --              --         (15,244)        (15,244)
                                       ---------      ---------       ---------       ---------       ---------
Balance, December 31, 1999             5,500,000          2,100              --         (17,344)        (15,244)
Net loss, December 31, 2000                   --             --              --          (7,213)         (7,213)
                                       ---------      ---------       ---------       ---------       ---------
Balance, December 31, 2000             5,500,000          2,100              --         (24,557)        (22,457)
Issuance of stock in merger
with Suzy-Path Corp.                   2,000,000          2,000              --              --           2,000
Net loss December 31, 2001                    --             --              --         (15,278)        (15,278)
                                       ---------      ---------       ---------       ---------       ---------
Balance, December 31, 2001             7,500,000          4,100              --         (39,835)        (35,735)
Net loss December 31, 2002                    --             --              --         (11,408)        (11,408)
                                       ---------      ---------       ---------       ---------       ---------
Balance, December 31, 2002             7,500,000          4,100              --         (51,243)        (47,143)
Net loss December 31, 2003                    --             --              --         (10,872)        (10,872)
                                       ---------      ---------       ---------       ---------       ---------
Balance, December 31, 2003             7,500,000          4,100              --         (62,115)        (58,015)
Net loss, December 31, 2004                   --             --              --         (13,943)        (13,943)
                                       ---------      ---------       ---------       ---------       ---------
Balance, December 31, 2004             7,500,000          4,100              --         (76,058)        (71,958)
Net loss, December 31, 2005                   --             --              --         (10,172)        (10,172)
                                       ---------      ---------       ---------       ---------       ---------
Balance, December 31, 2005             7,500,000          4,100              --         (86,230)        (82,130)
Net loss, December 31, 2006                   --             --              --          (6,775)         (6,775)
                                       ---------      ---------       ---------       ---------       ---------
Balance, December 31, 2006             7,500,000          4,100              --         (93,005)        (88,905)
Capital contribution from
officer advances                           3,400         80,568              --          83,968
Net loss, December 31, 2007                   --             --              --          (7,418)         (7,418)
                                       ---------      ---------       ---------       ---------       ---------
Balance, December 31, 2007             7,500,000          7,500          80,568        (100,423)        (12,355)
                                       =========      =========       =========       =========       =========

   The accompanying notes are an integral part of these financial statements.

                           DOMAIN REGISTRATION, CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF CASH FLOWS

                                                                                                          July 10, 1996
                                                                                                          (inception) to
                                                                              Year Ended December 31,       December 31,
                                                                             -------------------------    --------------
                                                                                2007           2006            2007
                                                                             ---------       ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net (loss)                                                                $  (7,418)      $  (6,775)      $(100,423)
   Adjustments to reconcile net (loss) to net cash
   (used in) operating activities:
     Changes in operating assets and liabilities:
        Increase (decrease) in prepaid expense                                      --           3,150              --
        Increase (decrease) in accounts payable                                     --          (1,100)         12,355
                                                                             ---------       ---------       ---------
     Net cash provided by (used in) operating activities                        (7,418)         (4,725)        (88,068)
                                                                             ---------       ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES                                                --              --              --

CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of common stock                                                         --              --           7,500
   Proceeds from capital contribution                                            7,418          80,568
   Increase (decrease) in officer advances                                          --           4,725              --
                                                                             ---------       ---------       ---------
     Net cash provided by (used in) financing activities                         7,418           4,725          88,068
                                                                             ---------       ---------       ---------
Net increase (decrease) in cash                                                     --              --              --

Cash, beginning of period                                                           --              --              --
                                                                             ---------       ---------       ---------
Cash, end of period                                                          $      --       $      --       $      --
                                                                             =========       =========       =========
SUPPLEMENTAL DISCLOSURES:
   Interest payments                                                         $      --       $      --       $      --
                                                                             =========       =========       =========
   Income tax payments                                                       $      --       $      --       $      --
                                                                             =========       =========       =========
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Capital contribution from prior period officer advances                   $  76,550       $      --       $      --

   The accompanying notes are an integral part of these financial statements.

                           DOMAIN REGISTRATION, CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

NOTE 1 - NATURE OF THE BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS:

Domain Registration, Corp. ("Company") was organized on July 31, 2001 under the laws of the State of Nevada. Bahamas Enterprises, Inc., the accounting predecessor to the Company was organized under the laws of the State of Nevada on July 10, 1996. The Company currently has limited operations and, in accordance with Statement of Financial Accounting Standard (SFAS) No. 7, "ACCOUNTING AND REPORTING BY DEVELOPMENT STAGE ENTERPRISES," is considered a Development Stage Enterprise.

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

CASH

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2007 and December 31, 2006.

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

REVENUE RECOGNITION

Revenues are recognized as incurred. Anticipated revenues will be from the registration of domain names through the website domain registration agreement with Verio, Inc. As of December 31, 2007, the Company had one registered domain name through the websites in 2004. Cost of sales is the monthly cost of web hosting through Verio, Inc. Since the Company has no significant recorded revenues from registration of domain names, the cost of the websites have been reclassified as operating expenses.

                           DOMAIN REGISTRATION, CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS

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

                           DOMAIN REGISTRATION, CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." SFAS 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS 159 applies to reporting periods beginning after November 15, 2007. The adoption of SFAS 159 is not expected to have a material impact on our financial condition or results of operations.

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

NOTE 2 - STOCKHOLDERS' EQUITY

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

                           DOMAIN REGISTRATION, CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

NOTE 2 - STOCKHOLDERS' EQUITY (CONTINUED)

On September 27, 2007, the Company's shareholders approved a stock dividend that is being treated as a stock split of its common stock. The dividend will be nine shares for each share of the outstanding shares at October 10, 2007. No fractional shares will be issued. The number of common stock shares outstanding increased from 4,100,000 to 41,000,000. Prior to November 1, 2007, the shareholders had surrendered to the Company for cancellation an aggregate of 33,500,000 shares of common stock, resulting in 7,500,000 shares outstanding. All share and per share information has been retroactively adjusted to reflect the stock split and subsequent stock cancellation.

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 7,500,000 for December 31, 2007 and December 31, 2006. As of December 31, 2007 and since inception, the Company had no dilutive potential common shares.

NOTE 3 - INCOME TAXES

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

The components of the Company's deferred tax asset as of December 31, 2006 and 2005 are as follows:

                                                          2007           2006
                                                        --------       --------

Net operating loss carryforward                         $ 34,144       $ 31,622

Valuation allowance                                      (34,144)       (31,622)
                                                        --------       --------
Net deferred tax asset                                  $     --       $     --
                                                        ========       ========

                           DOMAIN REGISTRATION, CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

NOTE 3 - INCOME TAXES (CONTINUED)

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:

                                       2007           2006       Since Inception
                                     --------       --------     ---------------

Tax at statutory rate (34%)          $     --       $     --        $     --

Increase in deferred tax assets        (2,522)        (2,304)        (34,144)

Increase in valuation allowance         2,522          2,304          34,144
                                     --------       --------        --------
Income tax expenses                  $     --       $     --        $     --
                                     ========       ========        ========

The net federal operating loss carry forward will expire between 2016 and 2026. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

In connection with the acquisition of Suzy-Path, Corp. and Domain Registration, Corp., the Company acquired certain federal net operating loss carryforwards of $3,429. If, in the future, the realization of these acquired deferred tax assets becomes more likely than not, any reduction in the associated valuation allowance will be allocated to reduce purchased intangibles.

NOTE 4 - RELATED PARTY TRANSACTIONS

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

NOTE 5 - WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

NOTE 6 - BUSINESS COMBINATIONS

MERGER BETWEEN SUZY-PATH, CORP. AND BAHAMAS ENTERPRISES, INC.

Bahamas Enterprises, Inc. is a reporting company to the Security and Exchange Commission under the Securities Exchange Act of 1934, as amended. Suzy-Path, Corp. owned a domain name and maintained a web site for customers to register domain names and the referral of web hosting services through a contact with Verio, Inc.

                           DOMAIN REGISTRATION, CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

NOTE 6 - BUSINESS COMBINATIONS (CONTINUED)

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

                                        Suzy-Path Corp.     Bahamas Enterprises     Merged Companies
Cash                                       $  1,376              $     --               $  1,376
Prepaid assets                               13,050                    --                 13,050
Investment in subsidiary                     15,000                    --                 15,000
                                           --------              --------               --------
Total Assets                                 29,426                    --                 29,426
                                           ========              ========               ========

Officer payable                              15,000                26,588                 41,588
Accounts payable                             13,500                 1,599                 15,099
                                           --------              --------               --------

Total Liabilities                            28,500                28,187                 56,687
                                           ========              ========               ========

Common Stock                                  2,000                 2,100                  4,100
Accumulated deficit                          (1,074)              (30,287)               (31,361)
                                           --------              --------               --------

Shareholders' equity (deficit)             $    926              $(28,187)              $(27,261)
                                           ========              ========               ========

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

SFAS No. 141, "BUSINESS COMBINATIONS," does not apply to the transaction as both entities were under common control. In accordance with APB No. 16, "BUSINESS COMBINATIONS," the merger was treated as an exchange of equity of entities under common control where the merged financial statements of Domain Registration, Corp. were the consolidated financial statements of Suzy-Path, Corp. and subsidiaries; these financial statements are included with Domain Registration, Corp.'s as if the transaction had occurred at the beginning of the reporting period.

                           DOMAIN REGISTRATION, CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

NOTE 7 - OFFICER ADVANCES

The Company has incurred costs while seeking additional capital through a merger with an existing company. An officer of the Company has advanced funds on behalf of the Company to pay for these costs and other de minims operating costs the Company may have incurred. These funds have been advanced interest free.

On November 7, 2007, the Company's shareholder officers sold to Max Time Enterprises Ltd. ("MTE") a total of 1,000,000 shares of the common stock, $.001 par value, of the Company, constituting 13.34% of the shares of the Company then issued and outstanding (the "Stock Transaction") which resulted in a change in control of the Company. As a result of the Stock Transaction which changed the Company's controlling person to MTE, the officer forgave the indebtedness owed to her by the Company. The balance of the officer advances was adjusted to common stock and additional paid-in capital as the officer's capital contribution to the Company.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 11, 2008               Domain Registration, Corp.


                                   /s/ Hui Ping Cheng
                                   ---------------------------------------------
                                   By: Hui Ping Cheng

                                   President, Chief Executive Officer and Chief Financial Officer (Principal Executive and Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 11, 2008.

Signature                                         Title

/s/ Hui Ping Cheng         President, Chief Executive Officer, Chief Financial
------------------         Officer, and a Director (Principal Executive and
Hui Ping Cheng             Financial Officer)