Form 10-Q
period 2008-03-31
DOMAIN REGISTRATION CORP
filed 2008-05-15
CIK 1080908

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

                                       OR

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION FROM _______ TO ________.

      COMMISSION FILE NUMBER: 000-25487

                           DOMAIN REGISTRATION, CORP.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

            NEVADA                                               88-0409159
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

P.O. Box 031-088, Shennan Zhong Road,
Shenzhen City, P.R. China 518031                                     n/a
----------------------------------------                          ----------
(Address of principal executive offices)                          (Zip code)

                  Issuer's telephone number: 011-86-21-61050200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X|  No |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer |_|                                Accelerated filer |_|
  Non-accelerated filer |_|                        Smaller reporting company |X|
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes |_|  No |X|

At March 31, 2008, the Registrant had outstanding 7,500,000 shares of common stock.

                           DOMAIN REGISTRATION, CORP.

                        (A Development Stage Enterprise)

                              FINANCIAL STATEMENTS

                                 MARCH 31, 2008

                           DOMAIN REGISTRATION, CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                    CONTENTS

Balance Sheets                                                               F-1

Statements of Operations                                                     F-2

Statement of Stockholders' Deficit                                           F-3

Statements of Cash Flows                                                     F-4

Notes to Financial Statements                                             F-5-11

                           DOMAIN REGISTRATION, CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEETS

                                                                      March 31,    December 31,
                                                                        2008          2007
                                                                      ---------     ---------
                              ASSETS

CURRENT ASSETS
     Total Current Assets                                             $      --     $      --
                                                                      ---------     ---------
     Total Assets                                                     $      --     $      --
                                                                      =========     =========

               LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts payable                                                   $  17,355     $  12,355
   Officer advances                                                      10,180            --
                                                                      ---------     ---------
     Total Current Liabilities                                           27,535        12,355
                                                                      ---------     ---------

STOCKHOLDERS' DEFICIT
   Common stock, $.001 par value, 50,000,000 shares authorized,
     7,500,000 shares issued and outstanding at March 31, 2008 and
     December 31, 2007                                                    7,500         7,500
   Additional paid-in capital                                            80,568        80,568
   Accumulated deficit during development stage                        (115,603)     (100,423)
                                                                      ---------     ---------
     Total Stockholders' Deficit                                        (27,535)      (12,355)
                                                                      ---------     ---------
     Total Liabilities and Stockholders' Deficit                      $      --     $      --
                                                                      =========     =========

   The accompanying notes are an integral part of these financial statements.

                           DOMAIN REGISTRATION, CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF OPERATIONS

                                                   Three                       July 10, 1996
                                               Months Ended     Year Ended    (inception) to
                                                 March 31,      December 31,     March 31,
                                                   2008            2007            2008
                                                -----------     -----------     -----------
Revenues                                        $        --     $        --     $        44

Cost of revenue                                          --              --              --
                                                -----------     -----------     -----------
Gross profit                                             --              --              44

General, selling and administrative expenses         15,180           7,418         115,647
                                                -----------     -----------     -----------
Operating (loss)                                    (15,180)         (7,418)       (115,603)
                                                -----------     -----------     -----------
Nonoperating income (expense)                            --              --              --
                                                -----------     -----------     -----------
(Loss) before income taxes                          (15,180)         (7,418)       (115,603)

Income taxes                                             --              --              --
                                                -----------     -----------     -----------
Net (loss)                                      $   (15,180)    $    (7,418)    $  (115,603)
                                                ===========     ===========     ===========

Net (loss) per share, basic and diluted         $        --     $        --
                                                ===========     ===========

Weighted average common shares outstanding,

basic and diluted                                 7,500,000       7,500,000
                                                ===========     ===========

   The accompanying notes are an integral part of these financial statements.

                           DOMAIN REGISTRATION, CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF CASH FLOWS

                                                                              Three                        July 10, 1996
                                                                           Months Ended     Year Ended    (inception) to
                                                                            March 31,      December 31,      March 31,
                                                                              2008            2007            2008
                                                                            ---------       ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net (loss)                                                               $ (15,180)      $  (7,418)      $(115,603)
   Adjustments to reconcile net (loss) to net cash
   (used in) operating activities:
     Changes in operating assets and liabilities:
        Increase (decrease) in prepaid expense                                     --              --              --
        Increase (decrease) in accounts payable                                 5,000              --          17,355
                                                                            ---------       ---------       ---------
     Net cash provided by (used in) operating activities                      (10,180)         (7,418)        (98,248)
                                                                            ---------       ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES                                               --              --              --

CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of common stock                                                        --              --           7,500
   Proceeds from capital contribution                                              --           7,418          80,568
   Increase (decrease) in officer advances                                     10,180              --          10,180
                                                                            ---------       ---------       ---------
     Net cash provided by (used in) financing activities                       10,180           7,418          98,248
                                                                            ---------       ---------       ---------

Net increase (decrease) in cash                                                    --              --              --

Cash, beginning of period                                                          --              --              --
                                                                            ---------       ---------       ---------

Cash, end of period                                                         $      --       $      --       $      --
                                                                            =========       =========       =========

SUPPLEMENTAL DISCLOSURES:
   Interest payments                                                        $      --       $      --       $      --
                                                                            =========       =========       =========
   Income tax payments                                                      $      --       $      --       $      --
                                                                            =========       =========       =========

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Capital contribution from prior period officer advances                  $      --       $  76,550       $  76,550

   The accompanying notes are an integral part of these financial statements.

                           DOMAIN REGISTRATION, CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2008

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

CASH

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of March 31, 2008 and December 31, 2007.

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

                           DOMAIN REGISTRATION, CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2008

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

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" ("SFAS No. 158"). SFAS No. 158 requires companies to recognize in their statement of financial position an asset for a plan's over-funded status or a liability for a plan's under-funded status and to measure a plan's assets and its obligations that determine its funded status as of the end of the company's fiscal year. Additionally, SFAS No. 158 requires companies to recognize changes in the funded status of a defined benefit postretirement plan in the year that the changes occur and those changes will be reported in comprehensive income. The provision of SFAS No. 158 that will require us to recognize the funded status of our postretirement plans, and the disclosure requirements, will be effective for us as of December 31, 2006. We do not expect that the adoption of SFAS No. 158 will have a material impact on our consolidated financial statements.

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

                           DOMAIN REGISTRATION, CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2008

NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

                           DOMAIN REGISTRATION, CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2008

NOTE 2 - STOCKHOLDERS' EQUITY (CONTINUED)

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 7,500,000 for March 31, 2008 and December 31, 2007. As of March 31, 2008 and since inception, the Company had no dilutive potential common shares.

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

The components of the Company's deferred tax asset as of March 31, 2008 and December 31, 2007 are as follows:

                                          March 31, 2008      December 31, 2007
                                        -----------------     -----------------

Net operating loss carryforward         $          39,305     $          34,144
Valuation allowance                               (39,305)              (34,144)
                                        -----------------     -----------------

Net deferred tax asset                  $              --     $              --
                                        =================     =================

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:

                                   Three Months Ended         Year Ended
                                     March 31, 2008       December 31, 2007     Since Inception
                                   ------------------     -----------------     ---------------
Tax at statutory rate (34%)        $               --     $              --     $            --
Increase in deferred tax assets                (5,161)               (2,522)            (39,305)
Increase in valuation allowance                 5,161                 2,522              39,305
                                   ------------------     -----------------     ---------------

Income tax expenses                $               --     $              --     $            --
                                   ==================     =================     ===============

The net federal operating loss carry forward will expire between 2016 and 2027. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

                           DOMAIN REGISTRATION, CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2008

NOTE 3 - INCOME TAXES (CONTINUED)

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

                           DOMAIN REGISTRATION, CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2008

NOTE 6 - BUSINESS COMBINATIONS (CONTINUED)

                                    Suzy-Path Corp.       Bahamas Enterprises       Merged Companies
Cash                              $             1,376     $                --     $             1,376
Prepaid assets                                 13,050                      --                  13,050
Investment in subsidiary                       15,000                      --                  15,000
                                  -------------------     -------------------     -------------------

Total Assets                                   29,426                      --                  29,426
                                  ===================     ===================     ===================

Officer payable                                15,000                  26,588                  41,588
Accounts payable                               13,500                   1,599                  15,099
                                  -------------------     -------------------     -------------------

Total Liabilities                              28,500                  28,187                  56,687
                                  -------------------     -------------------     -------------------

Common Stock                                    2,000                   2,100                   4,100
Accumulated deficit                            (1,074)                (30,287)                (31,361)
                                  -------------------     -------------------     -------------------

Shareholders' equity (deficit)    $               926     $           (28,187)    $           (27,261)
                                  ===================     ===================     ===================

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

NOTE 7 - OFFICER ADVANCES

The Company has incurred costs while seeking additional capital through a merger with an existing company. An officer of the Company has advanced funds on behalf of the Company to pay for these costs and other de minims operating costs the Company may have incurred. These funds have been advanced interest free. As of March 31, 2008 and December 31, 2007, the Company owed the officer $10,180 and $0 respectively.

                           DOMAIN REGISTRATION, CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2008

NOTE 7 - OFFICER ADVANCES (CONTINUED)

On November 7, 2007, the Company's former shareholder officers sold to Max Time Enterprises Ltd. ("MTE") a total of 1,000,000 shares of the common stock, $.001 par value, of the Company, constituting 13.34% of the shares of the Company then issued and outstanding (the "Stock Transaction") which resulted in a change in control of the Company. As a result of the Stock Transaction which changed the Company's controlling person to MTE, the former officer forgave the indebtedness owed to her by the Company. The balance of the former officer advances was adjusted to common stock and additional paid-in capital as the former officer's capital contribution to the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Quarterly Report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. The matters discussed herein contain forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, which involve risks and uncertainties. All statements other than statements of historical information provided herein may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects" and similar expressions are intended to identify forward-looking statements. Factors that could cause actual results to differ materially from those reflected in the forward-looking statements include, but are not limited to, those discussed under the heading "Risk Factors" and elsewhere in this report and the risks discussed in our other filings with the SEC. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis, judgment, belief or expectation only as of the date hereof. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

As used in this Quarterly Report, references to "our company," "Company," "we" or "us" refers to Domain Registration, Corp., unless otherwise specifically stated or the context requires otherwise. All share and per share information in this Quarterly Report gives effect to a 10-for-1 forward stock split of our common stock effected on October 10, 2007.

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

We have had no revenues from inception through March 31, 2008. We have a loss from inception through March 31, 2008 of ($115,603) and a loss from inception through December 31, 2007 of $(100,423). We do not expect to generate any revenues over the next twelve months. Our principal business objective for the next 12 months will be to seek, investigate and, if such investigation warrants, engage in a business combination with a private entity whose business presents an opportunity for our shareholders.

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

Results of Operations

We have had no revenues from December 31, 2007 to March 31, 2008.

Our loss from inception through March 31, 2008 was $115,603 and our loss from inception through December 31, 2007 was $100,423 or an increase for the three months then ended of $15,180.

As of March 31, 2008, our total loss for the three months then ended was $15,180. During the fiscal year ending December 31, 2007, we incurred total loss of $7,418.

We had officer's advances of $83,968 from inception to December 31, 2007 to cover our operating expenses. The total officer advances of $83,968 was adjusted to common stock and additional paid-in capital as the former officer forgave the indebtedness we owed to her as part of the stock transaction, described below, completed on November 7, 2007 which resulted in the change in our control. On November 7, 2007, our former shareholder officers sold to Max Time Enterprises Ltd. a total of 1,000,000 shares of our common stock, constituting 13.34% of our then outstanding shares of common stock. During the three months ending March 31, 2008, we incurred office advances of $10,180 to the current officer.

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

Liquidity and Capital Resources

As of March 31, 2008, we had no assets, total liabilities of $17,355 and a negative net worth of $27,535. As of December 31, 2007, we had total liabilities of $12,355 and a negative net worth of $12,355. Our accounts payable as of March 31, 2008 was $17,355 and as of December 31, 2007 was $12,355.

As of March 31, 2008, giving effect to the restatement of the financial statements as of December 31, 2001 and December 31, 2002, the accumulated deficit during the development stage was $115,603. As of December 31, 2007, the accumulated deficit was $100,423.

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

Accounting for a Business Combination

      In July 2001, the FASB issued "SFAS" No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against these new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles is more than its fair value. Goodwill is the excess of the acquisition costs of the acquired entity over the fair value of the identifiable net assets acquired. The Company is required to test goodwill and intangible assets that are determined to have an indefinite life for impairments at least annually. The provisions of SFAS No. 142 require the completion of an annual impairment test with any impairment recognized in current earnings. The provisions of SFAS No. 141 and SFAS No. 142 may be applicable to any business combination that we may enter into in the future.

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

      Not applicable to smaller reporting companies.

ITEM 4. EVALUATION OF DISCLOSURE ON CONTROLS AND PROCEDURES.

Based on an evaluation of our disclosure controls and procedures as of the end of the quarterly period covered by this report (and the financial statements contained in the report), our president and chief financial officer has determined that our current disclosure controls and procedures are effective.

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during our most recently completed fiscal quarter which is the subject of this report 7 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II

                                OTHER INFORMATION

Item 1 - Legal Proceedings ............................................. None

Item 1A - Risk Factors

      The purchase of our common stock involves a high degree of risk. Before you invest you should carefully consider the risks and uncertainties described in our Annual Report on Form 10-K for the fiscal year ended December 31,2007 (the "2007 Form 10-K"), under the caption "Risk Factors," our Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 2 of Part I of this report, our consolidated financial statements and related notes included in Item 1 of Part I of this report and our consolidated financial statements and related notes, our Management's Discussion and Analysis of Financial Condition and Results of Operations and the other information in our 2007 Form 10-K. Readers should carefully review those risks, as well as additional risks described in other documents we file from time to time with the Securities and Exchange Commission.

      There have been no material changes in the risk factors previously disclosed in the 2007 Form 10-K.

Item 2 - Unregistered sales of equity Securities and Use of Proceeds.... None

Item 3 - Defaults Upon Senior Securities ............................... None

Item 4 - Submission of Matter to a Vote of Security Holders ............ None

Item 5 - Other Information.............................................. None

Item 6. - Exhibits

      The following exhibits are filed with this report:

            31.1 Rule 13a-14(a)/15d-14(a) - Certification of Chief Executive And Financial Officer.

            32.1 Section 1350 Certification - Chief Executive and Financial Officer.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 14, 2008                    DOMAIN REGISTRATION, CORP.

                                       By: /s/ Hui Peng Cheng
                                           -------------------------------------
                                           Hui Peng Cheng
                                           President and Chief Financial Officer