Form 10-Q
period 2008-06-30
DOMAIN REGISTRATION CORP
filed 2008-08-14
CIK 1080908

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

                                        OR

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION FROM _______ TO ________.

     COMMISSION FILE NUMBER: 000-25487

                         DOMAIN REGISTRATION, CORP.
        ----------------------------------------------------------------_
        (Exact Name of Small Business Issuer as Specified in its Charter)

            NEVADA                                               88-0409159
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

P.O. Box 031-088, Shennan Zhong Road,
Shenzhen City, P.R. China 518031                                   n/a
----------------------------------------                     ------------------
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes |X| No |_|

At June 30, 2008, the Registrant had outstanding 7,500,000 shares of common stock.

                                     PART I
                              Financial Information

Item 1. Financial Statements

                           DOMAIN REGISTRATION, CORP.

                        (A Development Stage Enterprise)

                              FINANCIAL STATEMENTS

                                  JUNE 30, 2008

                           DOMAIN REGISTRATION, CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                    CONTENTS

Balance Sheets                                                               F-1

Statements of Operations                                                     F-2

Statements of Cash Flows                                                     F-3

Notes to Financial Statements                                                F-4

                           DOMAIN REGISTRATION, CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEETS

                                                                         June 30,           December 31,
                                                                          2008                  2007
                                                                        ---------            ---------
                               ASSETS
CURRENT ASSETS
     Total Current Assets                                               $      --            $      --
                                                                        ---------            ---------
     Total Assets                                                       $      --            $      --
                                                                        =========            =========
                LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts payable                                                     $  19,855            $  12,355
   Officer advances                                                        35,120                   --
                                                                        ---------            ---------
     Total Current Liabilities                                             54,975               12,355
                                                                        ---------            ---------
STOCKHOLDERS' DEFICIT
   Common stock, $.001 par value, 50,000,000 shares authorized,
     7,500,000 shares issued and outstanding at June 30, 2008 and
     December 31, 2007                                                      7,500                7,500
   Additional paid-in capital                                              80,568               80,568
   Accumulated deficit during development stage                          (143,043)            (100,423)
                                                                        ---------            ---------
     Total Stockholders' Deficit                                          (54,975)             (12,355)
                                                                        ---------            ---------
     Total Liabilities and Stockholders' Deficit                        $      --            $      --
                                                                        =========            =========

   The accompanying notes are an integral part of these financial statements.

                           DOMAIN REGISTRATION, CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF OPERATIONS

                                          Three Months Ended                  Six Months Ended              July 10, 1996
                                             June 30,                             June 30,                 (inception) to
                                    -----------------------------       -----------------------------         June 30,
                                        2008              2007             2008              2007              2008
                                    -----------       -----------       -----------       -----------       -----------

Revenues                            $        --       $        --       $        --       $        --       $        44

Cost of revenue                              --                --                --                --                --
                                    -----------       -----------       -----------       -----------       -----------

Gross profit                                 --                --                --                --                44

General, selling and
administrative expenses                  27,440             1,308            42,620             4,950           143,087
                                    -----------       -----------       -----------       -----------       -----------

Operating (loss)                        (27,440)           (1,308)          (42,620)           (4,950)         (143,043)
                                    -----------       -----------       -----------       -----------       -----------

Nonoperating income (expense)                --                --                --                --                --
                                    -----------       -----------       -----------       -----------       -----------

(Loss) before income taxes              (27,440)           (1,308)          (42,620)           (4,950)         (143,043)

Income taxes                                 --                --                --                --                --
                                    -----------       -----------       -----------       -----------       -----------

Net (loss)                          $   (27,440)      $    (1,308)      $   (42,620)      $    (4,950)      $  (143,043)
                                    ===========       ===========       ===========       ===========       ===========

Net (loss) per share, basic and
diluted                             $        --       $        --       $     (0.01)      $        --
                                    ===========       ===========       ===========       ===========

Weighted average common shares
outstanding,
basic and diluted                     7,500,000         7,500,000         7,500,000         7,500,000
                                    ===========       ===========       ===========       ===========

   The accompanying notes are an integral part of these financial statements.

                           DOMAIN REGISTRATION, CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF CASH FLOWS

                                                                                                        July 10, 1996
                                                                           Six Months Ended            (inception) to
                                                                                June 30,                  June 30,
                                                                        2008              2007             2008
                                                                     ---------         ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net (loss)                                                        $ (42,620)        $  (4,950)        $(143,043)
   Adjustments to reconcile net (loss) to net cash
   (used in) operating activities:
     Changes in operating assets and liabilities:
        Increase (decrease) in prepaid expense                              --                --                --
        Increase (decrease) in accounts payable                          7,500                --            19,855
                                                                     ---------         ---------         ---------
     Net cash provided by (used in) operating activities               (35,120)           (4,950)         (123,188)
                                                                     ---------         ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES                                        --                --                --

CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of common stock                                                 --                --             7,500
   Proceeds from capital contribution                                       --                --            80,568
   Increase (decrease) in officer advances                              35,120             4,950            35,120
                                                                     ---------         ---------         ---------
     Net cash provided by (used in) financing activities                35,120             4,950           123,188
                                                                     ---------         ---------         ---------

Net increase (decrease) in cash                                             --                --                --

Cash, beginning of period                                                   --                --                --
                                                                     ---------         ---------         ---------

Cash, end of period                                                  $      --         $      --         $      --
                                                                     =========         =========         =========
SUPPLEMENTAL DISCLOSURES:
   Interest payments                                                 $      --         $      --         $      --
                                                                     =========         =========         =========
   Income tax payments                                               $      --         $      --         $      --
                                                                     =========         =========         =========

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
   Capital contribution from prior period officer advances           $      --         $      --         $  76,550

   The accompanying notes are an integral part of these financial statements.

                           DOMAIN REGISTRATION, CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2008

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

CASH

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of June 30, 2008 and December 31, 2007.

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

REVENUE RECOGNITION

Revenues are recognized as incurred. Anticipated revenues will be from the registration of domain names through the website domain registration agreement with Verio, Inc. As of June 30, 2008, the Company had one registered domain name through the websites in 2004. Cost of sales is the monthly cost of web hosting through Verio, Inc. Since the Company has no significant recorded revenues from registration of domain names, the cost of the websites have been reclassified as operating expenses.

                           DOMAIN REGISTRATION, CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2008

NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141R, "Business Combinations" ("SFAS No. 141R"). SFAS No. 141R amends SFAS 141 and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. It is effective for fiscal years beginning on or after December 15, 2008 and will be applied prospectively. We are currently evaluating the impact of adopting SFAS No. 141R on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements -- an amendment of ARB No. 51" ("SFAS No. 160"). SFAS No. 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled, and presented in the consolidated financial statements. It also requires once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. It is effective for fiscal years beginning on or after December 15, 2008 and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements shall be applied prospectively. We are currently evaluating the impact of adopting SFAS No. 160 on our consolidated financial statements.

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

                           DOMAIN REGISTRATION, CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2008

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 7,500,000 for June 30, 2008 and December 31, 2007. As of June 30, 2008 and since inception, the Company had no dilutive potential common shares.

                           DOMAIN REGISTRATION, CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2008

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

The components of the Company's deferred tax asset as of June 30, 2008 and December 31, 2007 are as follows:

                                         June 30, 2008         December 31, 2007
                                       ----------------        -----------------

Net operating loss carryforward        $         48,635        $      34,144
Valuation allowance                             (48,635)             (34,144)
                                       ----------------        -------------

Net deferred tax asset                 $             --        $          --
                                       ================        =============

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:

                                                                         Six Months Ended
                                                       -----------------------------------------------------
                                                        June 30, 2008       June 30, 2007      Since Inception
                                                       ---------------     ---------------     ---------------
Tax at statutory rate (34%)                            $            --     $            --     $            --

Increase in deferred tax assets                                (14,491)             (1,683)            (48,635)

Increase in valuation allowance                                 14,491               1,683              48,635
                                                       ---------------     ---------------     ---------------

Income tax expenses                                    $            --     $            --     $            --
                                                       ===============     ===============     ===============

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

                           DOMAIN REGISTRATION, CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2008

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

                                                           Suzy-Path Corp.    Bahamas Enterprises     Merged Companies
Cash                                                      $         1,376       $            --       $         1,376
Prepaid assets                                                     13,050                    --                13,050
Investment in subsidiary                                           15,000                    --                15,000
                                                          ---------------       ---------------       ---------------

Total Assets                                                       29,426                    --                29,426
                                                          ===============       ===============       ===============

Officer payable                                                    15,000                26,588                41,588
Accounts payable                                                   13,500                 1,599                15,099
                                                          ---------------       ---------------       ---------------

Total Liabilities                                                  28,500                28,187                56,687
                                                          ===============       ===============       ===============

Common Stock                                                        2,000                 2,100                 4,100
Accumulated deficit                                                (1,074)              (30,287)              (31,361)
                                                          ---------------       ---------------       ---------------

Shareholders' equity (deficit)                            $           926       $       (28,187)      $       (27,261)
                                                          ===============       ===============       ===============

                           DOMAIN REGISTRATION, CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2008

NOTE 6 - BUSINESS COMBINATIONS (CONTINUED)

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

NOTE 7 - OFFICER ADVANCES

The Company has incurred costs while seeking additional capital through a merger with an existing company. An officer of the Company has advanced funds on behalf of the Company to pay for these costs and other de minims operating costs the Company may have incurred. These funds have been advanced interest free. As of June 30, 2008 and December 31, 2007, the Company owed the officer $35,120 and $0 respectively.

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

We have had no revenues from inception through June 30, 2008. We have a loss from inception through June 30, 2008 of ($143,043) and a loss from inception through December 31, 2007 of $(100,423). We do not expect to generate any revenues over the next twelve months. Our principal business objective for the next 12 months will be to seek, investigate and, if such investigation warrants, engage in a business combination with a private entity whose business presents an opportunity for our shareholders.

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

Restated Financial Statements

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

In addition, on October 10, 2001, we had a business combination that occurred between Suzy-Path, Corp., our parent corporation, and us, as a wholly owned subsidiary. The parent and subsidiary were consolidated for financial purposes. SFAS No. 141, "Business Combinations," does not apply to the transaction as both entities were under common control. In accordance with APB No. 16 the merger was treated as an exchange of equity of entities under common control where the merged financial statements of Domain Registration, Corp. were the consolidated financial statements of Suzy-Path, Corp. and subsidiaries; these financial statements are included with Domain Registration, Corp.'s as if the business transaction had occurred at the beginning of the reporting period.

Prior to the restatement of the financial statements, the goodwill, as of December 31, 2001 and December 31, 2002, net of amortization was $1,700.

Results of Operations

We have had no revenues from December 31, 2007 to June 30, 2008.

Our loss from inception through June 30, 2008 was $143,043 and our loss from inception through December 31, 2007 was $100,423 or an increase for the six months then ended of $42,620.

As of June 30, 2008, our total loss for the six months then ended was $42,620. During the six months ending June 30, 2007, we incurred total loss of $4,950.

We had officer's advances of $83,968 from inception to December 31, 2007 to cover our operating expenses. The total officer advances of $83,968 was adjusted to common stock and additional paid-in capital as the former officer forgave the indebtedness we owed to her as part of the stock transaction, described below, completed on November 7, 2007 which resulted in the change in our control. On November 7, 2007, the Company's former shareholder officers sold to Max Time Enterprises Ltd. a total of 1,000,000 shares of the common stock, constituting 13.34% of our then outstanding shares of common stock. During the six months ending June 30, 2008, we incurred office advances of $35,120 to the current officer.

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

Liquidity and Capital Resources

As of June 30, 2008, we had no assets, total liabilities of $54,975 and a negative net worth of $54,975. As of December 31, 2007, we had total liabilities of $12,355 and a negative net worth of $12,355. Our accounts payable as of June 30, 2008 was $19,855 and as of December 31, 2007 was $12,355.

As of June 30, 2008, giving effect to the restatement of the financial statements as of December 31, 2001 and December 31, 2002, the accumulated deficit during the development stage was $143,043. As of December 31, 2007, the accumulated deficit was $100,423.

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

Our financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. If we were not to continue as a going concern, we would likely not be able to realize on our assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of our financial statements. There can be no assurances that we will be successful in generating additional cash from equity or other sources to be used for operations. Our financial statements do not include any adjustments to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

Going Concern

The nature of our financial status makes us lack the characteristics of a going concern. This is because the company, due to its financial condition, may have to seek loans or the sale of its securities to raise cash to meet its cash needs. We have no revenue and no cash. The level of current operations does not sustain our expenses and we have no commitments for obtaining additional capital. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141R, "Business Combinations" ("SFAS No. 141R"). SFAS No. 141R amends SFAS 141 and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. It is effective for fiscal years beginning on or after December 15, 2008 and will be applied prospectively. We are currently evaluating the impact of adopting SFAS No. 141R on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements -- an amendment of ARB No. 51" ("SFAS No. 160"). SFAS No. 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled, and presented in the consolidated financial statements. It also requires once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. It is effective for fiscal years beginning on or after December 15, 2008 and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements shall be applied prospectively. We are currently evaluating the impact of adopting SFAS No. 160 on our consolidated financial statements.

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

Dated:  August 14, 2008              DOMAIN REGISTRATION, CORP.

                                     By: /s/ Hui Peng Cheng
                                       -------------------------------------
                                       Hui Peng Cheng
                                       President and Chief Financial Officer