Form 10-Q
period 2008-09-30
DOMAIN REGISTRATION CORP
filed 2008-11-03
CIK 1080908

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

At September 30, 2008, the Registrant had outstanding 7,500,000 shares of common stock.

                                     PART I
                              Financial Information

Item 1. Financial Statements

                           DOMAIN REGISTRATION, CORP.

                        (A Development Stage Enterprise)

                              FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2008

                           DOMAIN REGISTRATION, CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                    CONTENTS

Balance Sheets                                                              F-1

Statements of Operations                                                    F-2

Statements of Cash Flows                                                    F-3

Notes to Financial Statements                                               F-4

                           DOMAIN REGISTRATION, CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEETS

                                                                          September 30,     December 31,
                                                                              2008              2007
                                                                           ---------         ---------
                                                                          (Unaudited)        (Audited)
                              ASSETS
CURRENT ASSETS
     Total Current Assets                                                  $      --         $      --
                                                                           ---------         ---------

     Total Assets                                                          $      --         $      --
                                                                           =========         =========
               LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts payable                                                        $  28,355         $  12,355

   Officer advances                                                           43,020                --
                                                                           ---------         ---------
     Total Current Liabilities                                                71,375            12,355
                                                                           ---------         ---------
STOCKHOLDERS' DEFICIT
   Common stock, $.001 par value, 50,000,000 shares authorized,
     7,500,000 shares issued and outstanding at September 30, 2008
     and December 31, 2007                                                     7,500             7,500

   Additional paid-in capital                                                 80,568            80,568

   Accumulated deficit during development stage                             (159,443)         (100,423)
                                                                           ---------         ---------
     Total Stockholders' Deficit                                             (71,375)          (12,355)
                                                                           ---------         ---------
     Total Liabilities and Stockholders' Deficit                           $      --         $      --
                                                                           =========         =========

   The accompanying notes are an integral part of these financial statements.

                           DOMAIN REGISTRATION, CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF OPERATIONS


                                          Three Months Ended                    Nine Months Ended           July 10, 1996
                                             September 30,                        September 30,            (inception) to
                                     -----------------------------       -----------------------------      September 30,
                                        2008               2007             2008              2007              2008
                                     -----------       -----------       -----------       -----------       -----------
                                     (Unaudited)       (Unaudited)       (Unaudited)       (Unaudited)
Revenues                             $        --       $        --       $        --       $        --       $        44

Cost of revenue                               --                --                --                --                --
                                     -----------       -----------       -----------       -----------       -----------

Gross profit                                  --                --                --                --                44

General, selling and
administrative expenses                   16,400             2,468            59,020             7,418           159,487
                                     -----------       -----------       -----------       -----------       -----------

Operating (loss)                         (16,400)           (2,468)          (59,020)           (7,418)         (159,443)
                                     -----------       -----------       -----------       -----------       -----------

Nonoperating income (expense)                 --                --                --                --                --

(Loss) before income taxes               (16,400)           (2,468)          (59,020)           (7,418)         (159,443)

Income taxes                                  --                --                --                --                --
                                     -----------       -----------       -----------       -----------       -----------

Net (loss)                           $   (16,400)      $    (2,468)      $   (59,020)      $    (7,418)      $  (159,443)
                                     ===========       ===========       ===========       ===========       ===========

Net (loss) per share, basic
and diluted                          $        --       $        --       $     (0.01)      $        --
                                     ===========       ===========       ===========       ===========

Weighted average common
shares outstanding,
basic and diluted                      7,500,000         7,500,000         7,500,000         7,500,000
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

                                               DOMAIN REGISTRATION, CORP.
                                            (A DEVELOPMENT STAGE ENTERPRISE)
                                                STATEMENTS OF CASH FLOWS


                                                                                       Nine Months Ended         July 10, 1996
                                                                                          September 30,         (inception) to
                                                                                  -------------------------      September 30,
                                                                                     2008            2007            2008
                                                                                  ---------       ---------       ---------
                                                                                 (Unaudited)     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net (loss)                                                                     $ (59,020)      $  (7,418)      $(159,443)
   Adjustments to reconcile net (loss) to net cash
   (used in) operating activities:
     Changes in operating assets and liabilities:

        Increase (decrease) in prepaid expense                                           --              --              --
        Increase (decrease) in accounts payable                                      16,000              --          28,355
                                                                                  ---------       ---------       ---------
     Net cash provided by (used in) operating activities                            (43,020)         (7,418)       (131,088)
                                                                                  ---------       ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES                                                     --              --              --

CASH FLOWS FROM FINANCING ACTIVITIES

   Issuance of common stock                                                              --              --           7,500

   Proceeds from capital contribution                                                    --              --          80,568
   Increase (decrease) in officer advances                                           43,020           7,418          43,020
                                                                                  ---------       ---------       ---------
     Net cash provided by (used in) financing activities                             43,020           7,418         131,088
                                                                                  ---------       ---------       ---------

Net increase (decrease) in cash                                                          --              --              --

Cash, beginning of period                                                                --              --              --

Cash, end of period                                                               $      --       $      --       $      --
                                                                                  =========       =========       =========
SUPPLEMENTAL DISCLOSURES:
   Interest payments                                                              $      --       $      --       $      --
                                                                                  =========       =========       =========
   Income tax payments                                                            $      --       $      --       $      --
                                                                                  =========       =========       =========

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Capital contribution from prior period officer advances                        $      --       $      --       $  76,550

   The accompanying notes are an integral part of these financial statements.

                           DOMAIN REGISTRATION, CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                               SEPTEMBER 30, 2008

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

CASH

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of September 30, 2008 and December 31, 2007.

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

                           DOMAIN REGISTRATION, CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008

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

In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The new standard also improves transparency about the location and amounts of derivative instruments in an entity's financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. Management is currently evaluating the effect of this pronouncement on financial statements.

On May 8, 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 162, The Hierarchy of Generally Accepted Accounting Principles, which will provide framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles
(GAAP) for nongovernmental entities. With the issuance of SFAS No. 162, the GAAP hierarchy for nongovernmental entities will move from auditing literature to accounting literature. The Company is currently assessing the impact of SFAS No. 162 on its financial position and results of operations.

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

                           DOMAIN REGISTRATION, CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 7,500,000 for September 30, 2008 and December 31, 2007. As of September 30, 2008 and since inception, the Company had no dilutive potential common shares.

                           DOMAIN REGISTRATION, CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008

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

The components of the Company's deferred tax asset as of September 30, 2008 and December 31, 2007 are as follows:

                                       September 30, 2008      December 31, 2007
                                       ------------------      -----------------

Net operating loss carryforward             $ 54,211                $ 34,144
Valuation allowance                          (54,211)                (34,144)
                                            --------                --------

Net deferred tax asset                      $     --                $     --
                                            ========                ========

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:

                                                       Nine Months Ended
                                          ------------------------------------------
                                          September 30, 2008      September 30, 2007      Since Inception
                                          ------------------      ------------------      ---------------
Tax at statutory rate (34%)                    $     --                 $     --              $     --
Increase in deferred tax assets                 (20,067)                  (2,522)              (54,211)

Increase in valuation allowance                  20,067                    2,522                54,211
                                               --------                 --------              --------

Income tax expenses                            $     --                 $     --              $     --
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

                           DOMAIN REGISTRATION, CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008

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

                           DOMAIN REGISTRATION, CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008

NOTE 7 - OFFICER ADVANCES

The Company has incurred costs while seeking additional capital through a merger with an existing company. An officer of the Company has advanced funds on behalf of the Company to pay for these costs and other de minims operating costs the Company may have incurred. These funds have been advanced interest free. As of September 30, 2008 and December 31, 2007, the Company owed the officer $43,020 and $0 respectively.

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

We have had no revenues from inception through September 30, 2008. We have a loss from inception through September 30, 2008 of $159,443 and a loss from inception through December 31, 2007 of $(100,423). We do not expect to generate any revenues over the next twelve months. Our principal business objective for the next 12 months will be to seek, investigate and, if such investigation warrants, engage in a business combination with a private entity whose business presents an opportunity for our shareholders.

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

Results of Operations

We have had no revenues from December 31, 2007 to September 30, 2008.

Our loss from inception through September 30, 2008 was $159,443 and our loss from inception through December 31, 2007 was $100,423 or an increase for the nine months then ended of $59,020.

As of September 30, 2008, our total loss for the nine months then ended was $59,020. During the nine months ending September 30, 2007, we incurred total loss of $7,418.

We had officer's advances of $83,968 from inception to December 31, 2007 to cover our operating expenses. The total officer advances of $83,968 was adjusted to common stock and additional paid-in capital as the former officer forgave the indebtedness we owed to her as part of the stock transaction, described below, completed on November 7, 2007 which resulted in the change in our control. On November 7, 2007, the Company's former shareholder officers sold to Max Time Enterprises Ltd. a total of 1,000,000 shares of the common stock, constituting 13.34% of our then outstanding shares of common stock. During the nine months ending September 30, 2008, we incurred office advances of $43,020 to the current officer.

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

Liquidity and Capital Resources

As of September 30, 2008, we had no assets, total liabilities of $71,375 and a negative net worth of $71,375. As of December 31, 2007, we had total liabilities of $12,355 and a negative net worth of $12,355. Our accounts payable as of September 30, 2008 was $28,355 and as of December 31, 2007 was $12,355.

As of September 30, 2008, giving effect to the restatement of the financial statements as of December 31, 2001 and December 31, 2002, the accumulated deficit during the development stage was $159,443. As of December 31, 2007, the accumulated deficit was $100,423.

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

In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The new standard also improves transparency about the location and amounts of derivative instruments in an entity's financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. Management is currently evaluating the effect of this pronouncement on financial statements.

On May 8, 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 162, The Hierarchy of Generally Accepted Accounting Principles, which will provide framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles
(GAAP) for nongovernmental entities. With the issuance of SFAS No. 162, the GAAP hierarchy for nongovernmental entities will move from auditing literature to accounting literature. The Company is currently assessing the impact of SFAS No. 162 on its financial position and results of operations.

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

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during our most recently completed fiscal quarter which is the subject of this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: November 3, 2008                DOMAIN REGISTRATION, CORP.


                                       By: /s/ Hui Peng Cheng
                                           ------------------
                                           Hui Peng Cheng
                                           President and Chief Financial Officer