Form 10-K
period 2008-12-31
DOMAIN REGISTRATION CORP
filed 2009-04-15
CIK 1080908

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

(Mark One)
                 |X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                                       THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes |X| No |_|

As of June 30, 2008, the number of outstanding shares of the registrant's common stock held by non-affiliates (excluding shares held by directors, officers and others holding more than 5% of the outstanding shares of the class) was 650,000 shares. However, since trading in the common stock is limited and quotations sporadic, it is impracticable to ascertain the aggregate market value of those shares as of that date.

As of April 13, 2009, the registrant had outstanding 7,500,000 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE: None

                                Table of Contents

                                                                                      Page
PART I

Item 1.    Business                                                                      1

Item 1A.   Risk Factors                                                                  3

Item 2.    Properties                                                                    3

Item 3.    Legal Proceedings                                                             4

Item 4.    Submission of Matters to a Vote of Security Holders                           4

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters
             and Issuer Purchases of Equity Securities                                   4

Item 6.    Selected Financial and Other Data                                             4

Item 7.    Management's Discussion and Analysis of Financial Condition and               4
             Results of Operations

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk                    8

Item 8.    Financial Statements and Supplementary Data                                   8

Item 9.    Changes in and Disagreements With Accountants on Accounting and
             Financial Disclosure                                                        8

Item 9A.   Controls and Procedures                                                       8

Item 9B.   Other Information                                                             9

PART III

Item 10.   Directors, Executive Officers and Corporate Governance                        9

Item 11.   Executive Compensation                                                       10

Item 12.   Security Ownership of Certain Beneficial Owners and
             Management and Related Stockholder Matters                                 11

Item 13.   Certain Relationships and Related Transactions, and Director Independence    11

Item 14.   Exhibits, Financial Statement Schedules                                      13

PART IV

Item 15.   Principal Accountant Fees and Services                                       14

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

                                     PART I

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

In our efforts to analyze potential acquisition targets, we will consider the following kinds of factors: (a) potential for growth, indicated by new technology, anticipated market expansion or new products; (b) competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole; (c) strength and diversity of management, either in place or scheduled for recruitment;
(d)capital requirements and anticipated availability of required funds, to be provided by our company or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources; (e) the cost of participation by our company as compared to the perceived tangible and intangible values and potentials; (f) the extent to which the business opportunity can be advanced, (g) the accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and (h) other relevant factors.

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

      We may require financing to acquire businesses and to implement our business plan. We cannot assure you that we will be successful in obtaining financing or acquiring businesses, or in operating those acquired businesses in a profitable manner.

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

      Since inception, we have had insignificant revenues and incurred a cumulative net loss of $(168,168) through December 31, 2008. In addition, we had a working capital deficit of $(80,100) at December 31, 2008. These factors raise substantial doubt about the Company's ability to continue as a going concern. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in our incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity. We cannot assure you that we can identify a suitable business opportunity and consummate a business combination. If we cannot continue as a going concern, our stockholders may lose their entire investment in us.

sWe do not have any agreement for a business combination or other transaction.

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

      The expansion of our business will be largely contingent on our ability to retain our senior management upon whom we will rely to obtain capital required to implement our business plan and for identifying, investigating, negotiating and integrating potential acquisition candidates and to attract and retain highly qualified corporate and operations level management team. We cannot assure you that we will find suitable management personnel or will have financial resources to attract or retain such people if found.

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

      If we enter into a business combination with a foreign concern, we will be subject to risks inherent in business operations outside of the United States. These risks include, for example, currency fluctuations, regulatory problems, punitive tariffs, unstable local tax policies, trade embargoes, risks related to shipment of raw materials and finished goods across national borders and cultural and language differences. Foreign economies may differ favorably or unfavorably from the United States economy in growth of gross national product rate of inflation, market development, rate of savings, and capital investment, resource self-sufficiency and balance of payments positions, and in other respects.

If we fail to develop and maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud, as a result, current and potential shareholders could lose confidence in our financial reports, which could harm our business and the trading price of our common stock.

      Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate and report on our internal controls over financial reporting. Our independent registered public accounting firm will annually attest to our evaluation, as well as issue its own opinion on our internal controls over financial reporting, beginning with our Annual Report for fiscal years ended after December 31, 2008. We have prepared for compliance with Section 404 by strengthening, assessing and testing our system of internal controls to provide the basis for our report. The process of strengthening our internal controls and complying with Section 404 has been expensive and time consuming, and has required significant management attention. We cannot be certain that the measures we have undertaken will ensure that we will maintain adequate controls over our financial processes and reporting in the future. Furthermore, if we are able to rapidly grow our business, the internal controls that we will need will become more complex, and significantly more resources will be required to ensure our internal controls remain effective. Failure to implement required controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we or our auditors discover a material weakness in our internal controls, the disclosure of that fact, even if the weakness is quickly remedied, could diminish investors' confidence in our financial statements and harm our stock price. In addition, non-compliance with Section 404 could subject us to a variety of administrative sanctions, including the suspension of trading, ineligibility for listing on the OTC Bulletin Board, one of the NASDAQ Stock Markets or other national securities exchanges, and the inability of registered broker-dealers to make a market in our common stock, which would further reduce our stock price.

Our principal stockholder, officer and director owns a approximately 13.34% of our voting stock and investors will not have any voice in our management, which could result in decisions adverse to our general shareholders.

      Our principal stockholder, officer and director owns beneficially approximately 13.34% of our outstanding common stock. As a result, she will have the ability to control substantially all matters submitted to our stockholders for approval including: (a) election of our board of directors; (b) removal of any of our directors; (c) amendments of our Articles of Incorporation or bylaws;
(d)adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us, or (e) other significant corporate transactions.

Our failure to adopt certain corporate governance procedures may prevent us from obtaining a listing on one of the NASDAQ Stock Exchanges or other national securities exchange.

      Our president and chief executive officer is our sole director and therefore is not "independent" as that term is defined Rule 10A-3 under the Exchange Act. As a result, we do not have an Audit or Compensation Committee. The functions of those committees are conducted by our Board of Directors. Consequently, there is a potential conflict of interest in Board decisions that may adversely affect our ability to become a listed security on one of the NASDAQ Stock Markets or other national securities exchange and as a result adversely affect the liquidity of our common stock.

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

ITEM 2. Properties

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

ITEM 4. Submission of Matters to a Vote of Security Holders

We did not submit any matter to a vote of security holders during the fiscal quarter ended December 31, 2008.

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

Record Holders

On April 14, 2009, we had approximately 21 holders of record of our common stock.

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

Sales of Unregistered Securities

We did not issue or sell any unregistered securities during the year ended December 31, 2008.

Purchases of Our Equity Securities

Neither we nor any of our affiliates purchased any equity securities from our stockholders during our fiscal quarter ended December 31, 2008.

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

We have had no revenues from inception through December 31, 2008. We had a cumulative net loss from inception through December 31, 2007 of $(100,423) and a cumulative net loss from inception through December 30, 2008 of $(168,168). We do not expect to generate any revenues over the next twelve months. Our principal business objective for the next 12 months will be to seek, investigate and, if such investigation warrants, engage in a business combination with a private entity whose business presents an opportunity for our shareholders.

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

Management plans to rely on the proceeds from new debt or equity financing and the sale of shares held by it to finance its ongoing operations. During 2009, we intend to continue to seek additional capital in order to meet our cash flow and working capital. There is no assurance that we will be successful in achieving any such financing or raise sufficient capital to fund our operations and further development. We cannot assure you that financing will be available to us on commercially reasonable terms, if at all. If we are not successful in sourcing significant additional capital in the near future, we will be required to significantly curtail or cease ongoing operations and consider alternatives that would have a material adverse affect on our business, results of operations and financial condition.

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

Liquidity and Capital Resources

As of December 31, 2008, we had no assets and total liabilities of $80,100 and we had a negative net worth of $(80,100). As of December 31, 2007, we had no assets and total liabilities of $12,355 and we had a negative net worth of $(12,355).

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

In December 2007, the FASB issued SFAS 141(R), "Business Combinations--a replacement of FASB Statement No. 141." This Statement replaces SFAS 141, "Business Combinations," and requires an acquirer to recognize the assets acquired, the liabilities assumed, including those arising from contractual contingencies, any contingent consideration, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. SFAS 141(R) also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141(R)). In addition, SFAS 141(R)'s requirement to measure the non-controlling interest in the acquiree at fair value will result in recognizing the goodwill attributable to the non-controlling interest in addition to that attributable to the acquirer. SFAS 141(R) amends SFAS No. 109, "Accounting for Income Taxes," to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. It also amends SFAS 142, "Goodwill and Other Intangible Assets," to, among other things, provide guidance on the impairment testing of acquired research and development intangible assets and assets that the acquirer intends not to use. SFAS 141(R)applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently assessing the potential impact that the adoption of SFAS 141(R) could have on our financial statements.

In December 2007, the FASB issued SFAS 160, "Non-controlling Interests in Consolidated Financial Statements." SFAS 160 amends Accounting Research Bulletin 51, "Consolidated Financial Statements," to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It also clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. SFAS 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent owners and the interests of the non-controlling owners of a subsidiary. SFAS 160 is effective for fiscal periods, and interim periods within those fiscal years, beginning on or after December 15, 2008. We are currently assessing the potential impact that the adoption of SFAS 141(R) could have on our financial statements.

In March of 2008 the Financial Accounting Standards Board (FASB) issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities--an amendment of FASB Statement No. 133, "Accounting for Derivatives and Hedging Activities." SFAS No. 161 has the same scope as Statement No. 133 but requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. SFAS No. 161 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

In May 2008, FASB issued Financial Accounting Standards No. 162, "The Hierarchy of Generally Accepted Accounting Principles." This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. This pronouncement has no effect on this Company's financial reporting at this time.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable to small reporting companies.

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

      We furnished the Former Auditor with a copy of the disclosures in the Form 8-K we filed with the SEC reporting the change in accountants and the Former Auditor has agreed to file a letter addressed to the Securities and Exchange Commission stating that it agreed with the statements in our Form 8-K. A copy of that letter was filed as an exhibit to an amendment to that Form 8-K.

ITEM 9A. Controls and Procedures

      Our management is responsible for establishing and maintaining an adequate internal control structure and procedures over our financial reporting. Our management evaluated, with the participation of the Chief Executive Officer and our Chief Financial Officer, the effectiveness of our internal control over financial reporting as of December 31, 2008. This evaluation was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, Internal Control-Integrated Framework.

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

      Our management, which assumed control of our company in November 2007 following the acquisition of a controlling interest by Max Time Enterprise Limited, performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008. Based upon such assessment, and considering that we are a "shell company" without business operations, management concluded that our operational procedures were adequate in the areas cash and bank account management processes. Management will continue to assess the adequacy of our financial reporting systems in contemplation of a transaction with a target business. We anticipate that following a business combination with a target business, we will have to substantially upgrade our systems to ensure the reliability of our financial statements.

      There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during our fourth fiscal quarter for the year ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The foregoing report shall not be deemed to be filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.

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

                                    PART III

ITEM 10. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Our executive officers and directors are:

    Name                    Age          Position
--------------------------------------------------------------------------------
Chunhua Yang                41        Chairman, President, Chief Executive
                                      and Financial Officer, and a Director

      Chunhua Yang has served as a director and President, Chief Executive Officer and Chief Financial Officer of the Company since January 23, 2009. Chunhua Yang has been a director and chief executive officer of MAX TIME ENTERPRISE LTD. since February 2008. MAX TIME ENTERPRISE LTD. owns approximately 13.34% of the outstanding shares of the Company's outstanding common stock. She joined MAX TIME ENTERPRISE LTD. in March 2007 as a manager. From 2001 until joining the Company, she worked as a department manager of Shenzhen Hongfa Trading Company.

      All directors hold office until the next annual meeting of stockholders or until their successors have been elected and qualified, or their earlier death,resignation or removal. All officers are appointed annually by the board of directors and, subject to any existing employment agreement, serve at the discretion of the board. Currently, directors receive no compensation.

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

      Chunhua Yang, our sole director, does not satisfy the criteria of an "Audit Committee Financial Expert."

Compensation of Directors

      During the fiscal year ended December 31, 2008, we did not pay or accrue any amounts as compensation for any individual serving as a member of our Board of Directors, and none of our directors earned any fees for serving as a member of our Board of Directors.

DIRECTOR COMPENSATION
--------------------------------------------------------------------------------------------------------------
Name                  Fees       Stock        Option    Non-Equity      Non-Qualified    All            Total
(a)                   Earned     Awards       Awards    Incentive       Deferred         Other          ($)
                      or Paid    ($)          ($)       Plan            Compensation     Compensation   (j)
                      in Cash    (c)          (d)       Compensation    Earnings         ($)
                      ($)                               ($)             ($)              (g)
                      (b)                               (e)             (f)
--------------------------------------------------------------------------------------------------------------
Hui Ping              None       None         None      None            None             None           None
Cheng (1)
--------------------------------------------------------------------------------------------------------------
Hui Ping Cheng served as a director until January 23, 2009.

Conflicts of Interest

      Chunhua Yang, our sole director and officer, is associated with other firms involved in a range of business activities. Consequently, there are potential inherent conflicts of interest in her acting as an officer and director of our company. Insofar as Chunhua Yang is engaged in other business activities, we anticipate that she will devote only a minor amount of time to our affairs.

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

Compliance with Section 16(a) of the Exchange Act

      Section 16 of the Securities Exchange Act requires our directors and executive officers and persons who own more than 10% of a registered class of our equity securities to file various reports with the Securities and Exchange Commission concerning their holdings of, and transactions in,our securities. Copies of these filings must be furnished to us.

      Based on a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that during 2008 all of our officers, directors and greater than 10% stockholders complied with all applicable Section 16(a) filing requirements.

ITEM 11. Executive Compensation

      Hui Ping Cheng served as our President, Chief Executive and Financial Officer and a Director from November 7, 2007 until January 23, 2009.

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

                              Summary Compensation

The following table sets forth information concerning the compensation paid or earned for the periods indicated for services rendered to our company in all capacities by Hui Ping Cheng, our CEO, President, and Chief Financial Officer from November 7, 2007 to January 23, 2009.

SUMMARY COMPENSATION TABLE
-----------------------------------------------------------------------------------------------------------------------------------
Name and              Year       Salary    Bonus    Stock     Option    Non-Equity        Nonqualified      All Other         Total
principal             (b)        (c)       ($)      Awards    Awards    Incentive Plan    Deferred          Compensation      (j)
position                                   (d)      ($)       ($)       Compensation      Compensation      ($)
(a)                                                 (e)       (f)       ($)               Earnings          (i)
                                                                        (g)               ($)
                                                                                          (h)
-----------------------------------------------------------------------------------------------------------------------------------
Hui Ping Cheng        2008       None      None     None      None      None              None              None              None
President,            2007(1)    None      None     None      None      None              None              None              None
CEO, CFO
and Director
-----------------------------------------------------------------------------------------------------------------------------------

(1) Ms. Cheng served as our CEO, President and CFO from November 7, 2007. Outstanding Equity Awards

      Ms. Cheng did not receive any equity awards during 2008 or hold any outstanding options to purchase shares of our common stock as of December 31, 2008.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The following table sets forth, as of April 14, 2009, the number of shares of our common stock beneficially owned by (i) each person or entity known to us to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our company, and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Each beneficial owner's percentage ownership is determined by assuming that options or warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days from the date of this report have been exercised. Except as noted below, each person has sole voting and investment power. As of April 14, 2009, we had outstanding 7,500,000 shares of common stock. Except as otherwise stated in the table below, the address of each person listed is c/o Domain Registration, Corp., Shennan Zhong Road, PO Box 031-088, Shenzhen, China 518000.

                                      Amount and Nature of
Name and Address                      Beneficial Ownership              Percent
----------------                      --------------------              -------
  Chunhua Yang (1)                         1,000,000                     13.34%
  Executive Officers and
  Directors as a Group (one
  person)                                  1,000,000                     13.34%

----------
(1) Chunhua Yang is the indirect owner of 1,000,000 shares of the our common stock by reason of her control of Max Time Enterprises Limited., a company of which she is President and CEO.

Securities Authorized for Issuance under Equity Compensation Plans

      The following table sets forth information about the common stock available for issuance under compensatory plans and arrangements as of December 31, 2008.

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

Equity compensation
 plans not approved by
 security holders                  None                      --                        None

      Total                        None                      --                        None

ITEM 13. Certain Relationships and Related Transactions; Director Independence

Transactions with Related Persons

      On November 7, 2007, Max Time Enterprises Ltd., or MTE, and Amy Hadley, Stuart Curtis Nilson and Felicia May Nilson consummated MTE's purchase of an aggregate of 1,000,000 shares of our common stock, constituting 13.34% of our then issued and outstanding common stock, for a total purchase price of $400,000, in accordance with the terms and conditions of that certain Stock Purchase Agreement, dated as of November 7, 2007, by and among MTE and Amy Hadley, Stuart Curtis Nilson and Felicia May Nilson. Hui Ping Cheng was an indirect owner of the 1,000,000 shares of our common stock held by MTE by reason of her control of MTE, of which entity she was the sole owner, and then director and officer. On November 7, 2007, Ms. Cheng was appointed as a director and the President of our company.

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

Director Independence

      Chunhua Yang, our President, Chief Executive and Financial Officer, is our sole director, and therefore is not "independent", as that term is defined by Rule 10A-3 under the Exchange Act.

Item 14. Exhibits, Financial Statement Schedules

(a) For a list of the financial statements filed with this Report see Item 8. See (c) below for a list of financial statement schedules included in this Report. See (b) below for a list of exhibits required to be filed with this Report.

(b) Exhibits.

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

31.1 Certification by Principal Executive and Financial Officer pursuant to Rule 13a-14 and Rule 15d-14 of the Securities Exchange Act of 1934

32.1 Certification by Principal Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 USC 1350)

(c) Financial statement schedules: None

ITEM 15. Principal Accountant Fees and Services

      The following is a summary of the fees billed to us by Moore & Associates,Charter, for professional services rendered for the fiscal years ended December 31, 2007 and 2008:

                        Fiscal year ended December 31,
                           2007                2008
                        ----------          ----------
Audit Fees              $    3,500          $    9,875
Audit Related Fees      $        0          $        0
Tax Fees                $        0          $        0
All Other Fees          $        0          $        0

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

Board of Directors' Pre-Approval Policies

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

Our Board of Directors has reviewed and discussed with Moore & Associates, Charter, our audited financial statements contained in our Annual Report on Form 10-K for the 2008 fiscal year. The Board of Directors also has discussed with Moore & Associates, Charter, the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of our financial statements.

The Board of Directors has received and reviewed the written disclosures and the letter from Moore & Associates, Charter required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), and has discussed with Moore & Associates, Charter, its independence from our company.

Our Board of Directors has considered whether the provision of services other than audit services is compatible with maintaining auditor independence.

Based on the review and discussions referred to above, our Board of Directors determined that the audited financial statements be included in the our Annual Report on Form 10-K for our 2008 fiscal year for filing with the SEC.

                           DOMAIN REGISTRATION, CORP.

                        (A Development Stage Enterprise)

                              FINANCIAL STATEMENTS

                                DECEMBER 31, 2008

                           DOMAIN REGISTRATION, CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                    CONTENTS


Balance Sheets                                                               F-2

Statements of Operations                                                     F-3

Statements of Stockholders' Deficit                                          F-4

Statements of Cash Flows                                                     F-5

Notes to Financial Statements                                                F-6

MOORE & ASSOCIATES, CHARTERED
           ACCOUNTANTS AND ADVISORS
                  PCAOB REGISTERED

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------

To the Board of Directors
Domain Registration Corp
(A Development Stage Company)

We have audited the accompanying balance sheets of Domain Registration Corp (A Development Stage Company) as of December 31, 2008 and 2007, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2008 and 2007 and since inception on July 10, 1996 through December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Domain Registration Corp (A Development Stage Company) as of December 31, 2008 and 2007, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2008 and 2007 and since inception on July 10, 1996 through December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has no operations or a source of revenue sufficient to cover operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Moore & Associates, Chartered

Moore & Associates, Chartered
Las Vegas, Nevada
April 15, 2009

 6490 West Desert Inn Rd, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501
 ------------------------------------------------------------------------------

                           DOMAIN REGISTRATION, CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEETS

                                                                       December 31,    December 31,
                                                                           2008            2007
                                                                        ---------       ---------
                              ASSETS
CURRENT ASSETS
     Total Current Assets                                               $      --       $      --
                                                                        ---------       ---------

     Total Assets                                                       $      --       $      --
                                                                        =========       =========

               LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts payable                                                     $  28,455       $  12,355
   Officer advances                                                        51,645              --
                                                                        ---------       ---------
     Total Current Liabilities                                             80,100          12,355
                                                                        ---------       ---------

STOCKHOLDERS' DEFICIT
   Common stock, $.001 par value, 50,000,000 shares authorized,
      7,500,000 shares issued and outstanding at December 31, 2008
      and 2007                                                              7,500           7,500
   Additional paid-in capital                                              80,568          80,568
   Accumulated deficit during development stage                          (168,168)       (100,423)
                                                                        ---------       ---------
     Total Stockholders' Deficit                                          (80,100)        (12,355)
                                                                        ---------       ---------
     Total Liabilities and Stockholders' Deficit                        $      --       $      --
                                                                        =========       =========

   The accompanying notes are an integral part of these financial statements.

                           DOMAIN REGISTRATION, CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF OPERATIONS

                                                                                     July 10, 1996
                                                           Year Ended               (inception) to
                                                          December 31,                December 31,
                                                     2008              2007              2008
Revenues                                          $        --       $        --       $        44

Cost of revenue                                            --                --                --
                                                  -----------       -----------       -----------

Gross profit                                               --                --                44


General, selling and administrative expenses           67,745             7,418           168,212
                                                  -----------       -----------       -----------

Operating (loss)                                      (67,745)           (7,418)         (168,168)
                                                  -----------       -----------       -----------

Nonoperating income (expense)                              --                --                --
                                                  -----------       -----------       -----------

(Loss) before income taxes                            (67,745)           (7,418)         (168,168)

Income tax expense                                         --                --                --
                                                  -----------       -----------       -----------

Net (loss)                                        $   (67,745)      $    (7,418)      $  (168,168)
                                                  ===========       ===========       ===========

Net (loss) per share, basic and diluted           $     (0.01)      $        --
                                                  ===========       ===========

Weighted average common shares outstanding,
basic and diluted                                   7,500,000         7,500,000
                                                  ===========       ===========

   The accompanying notes are an integral part of these financial statements.

                           DOMAIN REGISTRATION, CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                       STATEMENTS OF STOCKHOLDERS' DEFICIT

                                                                                         Accumulated
                                                                                           (Deficit)
                                                 Common Stock             Additional        During
                                           ------------------------        Paid-in        Development
                                             Shares         Amount         Capital           Stage          Total
                                           ---------      ---------       ---------       ---------       ---------
Sale of stock,  July 10, 1996              5,500,000      $   2,100       $      --       $      --       $   2,100
No par value
Net loss, December 31, 1996                       --             --              --          (2,100)         (2,100)
                                           ---------      ---------       ---------       ---------       ---------

Balance, December 31, 1996                 5,500,000          2,100              --          (2,100)             --
Net loss, December 31, 1997                       --             --              --              --              --
                                           ---------      ---------       ---------       ---------       ---------

Balance, December 31, 1997                 5,500,000          2,100              --          (2,100)             --
Net loss, December 31, 1998                       --             --              --              --              --
                                           ---------      ---------       ---------       ---------       ---------

Balance, December 31, 1998                 5,500,000          2,100              --          (2,100)             --
February 2, 1999, changed from no par
value to $.001                                    --         (2,079)          2,079              --              --
February 2, 1999, forward stock split
100:1                                             --          2,079          (2,079)             --              --
Net loss, December 31, 1999                       --             --              --         (15,244)        (15,244)
                                           ---------      ---------       ---------       ---------       ---------

Balance, December 31, 1999                 5,500,000          2,100              --         (17,344)        (15,244)
Net loss, December 31, 2000                       --             --              --          (7,213)         (7,213)
                                           ---------      ---------       ---------       ---------       ---------

Balance, December 31, 2000                 5,500,000          2,100              --         (24,557)        (22,457)
Issuance of stock in merger with
Suzy-Path Corp.
Par value $0.001, October 10, 2001         2,000,000          2,000              --              --           2,000
Net loss December 31, 2001                        --             --              --         (15,278)        (15,278)
                                           ---------      ---------       ---------       ---------       ---------

Balance, December 31, 2001                 7,500,000          4,100              --         (39,835)        (35,735)
Net loss December 31, 2002                        --             --              --         (11,408)        (11,408)
                                           ---------      ---------       ---------       ---------       ---------

Balance, December 31, 2002                 7,500,000          4,100              --         (51,243)        (47,143)
Net loss December 31, 2003                        --             --              --         (10,872)        (10,872)
                                           ---------      ---------       ---------       ---------       ---------

Balance, December 31, 2003                 7,500,000          4,100              --         (62,115)        (58,015)
Net loss, December 31, 2004                       --             --              --         (13,943)        (13,943)
                                           ---------      ---------       ---------       ---------       ---------

Balance, December 31, 2004                 7,500,000          4,100              --         (76,058)        (71,958)
Net loss, December 31, 2005                       --             --              --         (10,172)        (10,172)
                                           ---------      ---------       ---------       ---------       ---------

Balance, December 31, 2005                 7,500,000          4,100              --         (86,230)        (82,130)
Net loss, December 31, 2006                       --             --              --          (6,775)         (6,775)
                                           ---------      ---------       ---------       ---------       ---------

Balance, December 31, 2006                 7,500,000          4,100              --         (93,005)        (88,905)
Capital contribution from officer
advances                                       3,400         80,568              --          83,968
Net loss, December 31, 2007                       --             --              --          (7,418)         (7,418)
                                           ---------      ---------       ---------       ---------       ---------

Balance, December 31, 2007                 7,500,000          7,500          80,568        (100,423)        (12,355)
Net loss, December 31, 2008                       --             --              --         (67,745)        (67,745)
                                           ---------      ---------       ---------       ---------       ---------

Balance, December 31, 2008                 7,500,000      $   7,500       $  80,568       $(168,168)      $ (80,100)
                                           =========      =========       =========       =========       =========

   The accompanying notes are an integral part of these financial statements.

                           DOMAIN REGISTRATION, CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF CASH FLOWS


                                                                                     Year Ended             July 10, 1996
                                                                                     December 31,           (inception) to
                                                                              -------------------------      December 31,
                                                                                 2008            2007           2008
                                                                              ---------       ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net (loss)                                                                 $ (67,745)      $  (7,418)      $(168,168)
   Adjustments to reconcile net (loss) to net cash
   (used in) operating activities:
     Changes in operating assets and liabilities:
        Increase (decrease) in prepaid expense                                       --              --              --
        Increase (decrease) in accounts payable                                  16,100              --          28,455
                                                                              ---------       ---------       ---------
     Net cash provided by (used in) operating activities                        (51,645)         (7,418)       (139,713)
                                                                              ---------       ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES                                                 --              --              --

CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of common stock                                                          --              --           7,500
   Proceeds from capital contribution                                                --           7,418          80,568
   Increase (decrease) in officer advances                                       51,645              --          51,645
                                                                              ---------       ---------       ---------
     Net cash provided by (used in) financing activities                         51,645           7,418         139,713
                                                                              ---------       ---------       ---------

Net increase (decrease) in cash                                                      --              --              --

Cash, beginning of period                                                            --              --              --
                                                                              ---------       ---------       ---------

Cash, end of period                                                           $      --       $      --       $      --
                                                                              =========       =========       =========

SUPPLEMENTAL DISCLOSURES:
   Interest payments                                                          $      --       $      --       $      --
                                                                              =========       =========       =========
   Income tax payments                                                        $      --       $      --       $      --
                                                                              =========       =========       =========

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Capital contribution from prior period officer advances                    $      --       $  76,550       $  76,550

   The accompanying notes are an integral part of these financial statements.

                           DOMAIN REGISTRATION, CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2008

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

CASH

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2008 and December 31, 2007.

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

ADVERTISING EXPENSE

Since the Company is a shell company and has no operations, no advertising fees have been incurred as of December 31st, 2008.

                           DOMAIN REGISTRATION, CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2008

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

                           DOMAIN REGISTRATION, CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2008

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

                           DOMAIN REGISTRATION, CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2008

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 7,500,000 for December 31, 2008 and December 31, 2007. As of December 31, 2008 and since inception, the Company had no dilutive potential common shares.

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

The components of the Company's deferred tax asset as of December 31, 2008 and December 31, 2007 are as follows:

                                        December 31, 2008     December 31, 2007
                                        -----------------     -----------------

Net operating loss carryforward         $          57,177     $          34,144
Valuation allowance                               (57,177)              (34,144)
                                        -----------------     -----------------

Net deferred tax asset                  $              --     $              --
                                        =================     =================

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:

                                                 Year Ended
                                   ---------------------------------------
                                   December 31, 2008     December 31, 2007      Since Inception
                                   -----------------     -----------------     -----------------
Tax at statutory rate (34%)        $              --     $              --     $              --
Increase in deferred tax assets              (23,033)               (2,522)              (57,177)
Increase in valuation allowance               23,033                 2,522                57,177
                                   -----------------     -----------------     -----------------

Income tax expenses                $              --     $              --     $              --
                                   =================     =================     =================

The net federal operating loss carry forward will expire between 2016 and 2027. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

                           DOMAIN REGISTRATION, CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2008

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

                           DOMAIN REGISTRATION, CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2008

NOTE 6 - BUSINESS COMBINATIONS (CONTINUED)

                                    Suzy-Path Corp.       Bahamas Enterprises       Merged Companies
Cash                              $             1,376     $                --     $             1,376
Prepaid assets                                 13,050                      --                  13,050
Investment in subsidiary                       15,000                      --                  15,000
                                  -------------------     -------------------     -------------------

Total Assets                                   29,426                      --                  29,426
                                  ===================     ===================     ===================

Officer payable                                15,000                  26,588                  41,588
Accounts payable                               13,500                   1,599                  15,099
                                  -------------------     -------------------     -------------------

Total Liabilities                              28,500                  28,187                  56,687
                                  ===================     ===================     ===================

Common Stock                                    2,000                   2,100                   4,100
Accumulated deficit                            (1,074)                (30,287)                (31,361)
                                  -------------------     -------------------     -------------------

Shareholders' equity (deficit)    $               926     $           (28,187)    $           (27,261)
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

NOTE 7 - OFFICER ADVANCES

The Company has incurred costs while seeking additional capital through a merger with an existing company. An officer of the Company has advanced funds on behalf of the Company to pay for these costs and other de minims operating costs the Company may have incurred. These funds have been advanced interest free. As of December 31, 2008 and December 31, 2007, the Company owed the officer $51,645 and $0 respectively.

                           DOMAIN REGISTRATION, CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2008

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

Date: April 15, 2009               Domain Registration, Corp.


                                   /s/ Chunhua Yang
                                   ---------------------------------------------
                                   By: Chunhua Yang

                                   President, Chief Executive Officer and Chief Financial Officer (Principal Executive and Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 15, 2009.

Signature                                         Title

/s/ Chunhua Yang           President, Chief Executive Officer, Chief Financial
------------------         Officer, and a Director (Principal Executive and
Chunhua Yang               Financial Officer)