Form 10-Q
period 2009-03-31
DOMAIN REGISTRATION CORP
filed 2009-05-28
CIK 1080908

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

                                        OR

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION FROM _______ TO ________.

     COMMISSION FILE NUMBER: 000-25487

                           DOMAIN REGISTRATION, CORP.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

            NEVADA                                               88-0409159
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

New Agriculture Development Park, Daquan Village,
Tonghua County, Jilin Province, P.R. China. 134115                       n/a
--------------------------------------------------                    ----------
(Address of principal executive offices)                              (Zip code)

                   Issuer's telephone number: 212-519-7418

     P.O. Box 031-088, Shennan Zhong Road, Shenzhen City, P.R. China 518031
     ----------------------------------------------------------------------
                  Former Address of Principal Executive Offices

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

At May 15, 2008, the Registrant had outstanding 50,000,000 shares of common stock.

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           DOMAIN REGISTRATION, CORP.

                        (A Development Stage Enterprise)

                              FINANCIAL STATEMENTS

                                 MARCH 31, 2009

                           DOMAIN REGISTRATION, CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                    CONTENTS


Balance Sheets                                                               F-1

Statements of Operations                                                     F-2

Statements of Cash Flows                                                     F-3

Notes to Financial Statements                                                F-4

                           DOMAIN REGISTRATION, CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEETS

                                                                                     March 31,  December 31,
                                                                                       2009        2008
                                                                                   -----------  ------------
                                                                                   (Unaudited)
                                     ASSETS
CURRENT ASSETS
       Total Current Assets                                                         $      --    $      --
                                                                                    ---------    ---------
       Total Assets                                                                 $      --    $      --
                                                                                    =========    =========
                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
    Accounts payable                                                                $  37,955    $  28,455
    Officer advances                                                                   51,645       51,645
                                                                                    ---------    ---------
       Total Current Liabilities                                                       89,600       80,100
                                                                                    ---------    ---------
STOCKHOLDERS' DEFICIT
    Common stock, $.001 par value, 50,000,000 shares authorized,
       7,500,000 shares issued and outstanding at December 31, 2008 and 2007            7,500        7,500
    Additional paid-in capital                                                         80,568       80,568
    Accumulated deficit during development stage                                     (177,668)    (168,168)
                                                                                    ---------    ---------
       Total Stockholders' Deficit                                                    (89,600)     (80,100)
                                                                                    ---------    ---------

       Total Liabilities and Stockholders' Deficit                                  $      --    $      --
                                                                                    =========    =========

   The accompanying notes are an integral part of these financial statements.

                           DOMAIN REGISTRATION, CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                               Three Months Ended              July 10, 1996
                                                                    March 31,                 (inception) to
                                                       ----------------------------------        March 31,
                                                            2009               2008                2009
                                                       ---------------    ---------------    ---------------
Revenues                                               $            --    $            --    $            44

Cost of revenue                                                     --                 --                 --
                                                       ---------------    ---------------    ---------------

Gross profit                                                        --                 --                 44

General, selling and administrative expenses                     9,500             15,180            177,712
                                                       ---------------    ---------------    ---------------

Operating (loss)                                                (9,500)           (15,180)          (177,668)
                                                       ---------------    ---------------    ---------------

Nonoperating income (expense)                                       --                 --                 --
                                                       ---------------    ---------------    ---------------

(Loss) before income taxes                                      (9,500)           (15,180)          (177,668)

Income taxes                                                        --                 --                 --
                                                       ---------------    ---------------    ---------------

Net (loss)                                             $        (9,500)   $       (15,180)   $      (177,668)
                                                       ===============    ===============    ===============

Net (loss) per share, basic and diluted                $         (0.00)   $         (0.00)
                                                       ===============    ===============

Weighted average common shares outstanding,
basic and diluted                                            7,500,000          7,500,000
                                                       ===============    ===============

   The accompanying notes are an integral part of these financial statements.

                           DOMAIN REGISTRATION, CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  Three Months Ended    July 10, 1996
                                                                                      March 31,        (inception) to
                                                                                ----------------------     March 31,
                                                                                  2009         2008          2009
                                                                                ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net (loss)                                                                  $  (9,500)   $ (15,180)   $(177,668)
    Adjustments to reconcile net (loss) to net cash
    (used in) operating activities:
       Changes in operating assets and liabilities:
          Increase (decrease) in prepaid expense                                       --           --           --
          Increase (decrease) in accounts payable                                   9,500        5,000       37,955
                                                                                ---------    ---------    ---------
       Net cash provided by (used in) operating activities                             --      (10,180)    (139,713)
                                                                                ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES                                                   --           --           --

CASH FLOWS FROM FINANCING ACTIVITIES
    Issuance of common stock                                                           --           --        7,500
    Proceeds from capital contribution                                                 --           --       80,568
    Increase (decrease) in officer advances                                            --       10,180       51,645
                                                                                ---------    ---------    ---------
       Net cash provided by (used in) financing activities                             --       10,180      139,713
                                                                                ---------    ---------    ---------

Net increase (decrease) in cash                                                        --           --           --


Cash, beginning of period                                                              --           --           --
                                                                                ---------    ---------    ---------

Cash, end of period                                                             $      --    $      --    $      --
                                                                                =========    =========    =========

SUPPLEMENTAL DISCLOSURES:
    Interest payments                                                           $      --    $      --    $      --
                                                                                =========    =========    =========
    Income tax payments                                                         $      --    $      --    $      --
                                                                                =========    =========    =========

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Capital contribution from prior period officer advances                     $      --    $      --    $  76,550

    The accompanying notes are an integral part of these financial statements

                           DOMAIN REGISTRATION, CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2009

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

CASH

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of March 31, 2009 and December 31, 2008.

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

REVENUE RECOGNITION

Revenues are recognized as incurred. Anticipated revenues will be from the registration of domain names through the website domain registration agreement with Verio, Inc. As of March 31, 2009, the Company had one registered domain name through the websites in 2004. Cost of sales is the monthly cost of web hosting through Verio, Inc. Since the Company has no significant recorded revenues from registration of domain names, the cost of the websites have been reclassified as operating expenses.

                           DOMAIN REGISTRATION, CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2009

NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141R, "Business Combinations" ("SFAS No. 141R"). SFAS No. 141R amends SFAS 141 and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. It is effective for fiscal years beginning on or after December 15, 2008 and will be applied prospectively. The impact of the adoption of SFAS 141R on our financial position, results of operations will largely be dependent on the size and nature of the business combinations completed after the adoption of this statement.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements -- an amendment of ARB No. 51" ("SFAS No. 160"). SFAS No. 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled, and presented in the consolidated financial statements. It also requires once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. It is effective for fiscal years beginning on or after December 15, 2008 and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements shall be applied prospectively. We do not expect the impact of the adoption of SFAS 160 to be material.

In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The new standard also improves transparency about the location and amounts of derivative instruments in an entity's financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. We do not expect the impact of this adoption to be material.

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

                           DOMAIN REGISTRATION, CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2009

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

                           DOMAIN REGISTRATION, CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2009

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 7,500,000 for March 31, 2009 and March 31, 2008. As of March 31, 2009 and since inception, the Company had no dilutive potential common shares.

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

The components of the Company's deferred tax asset as of March 31, 2009 and December 31, 2008 are as follows:

                                          March 31, 2009       December 31, 2008
                                          --------------       -----------------

Net operating loss carryforward           $      60,407         $       57,177
Valuation allowance                             (60,407)               (57,177)
                                          -------------         --------------

Net deferred tax asset                    $          --         $           --
                                          =============         ==============

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:

                                       Three Months Ended
                                March 31, 2009  March 31, 2008   Since Inception
                                --------------  --------------   ---------------

Tax at statutory rate (34%)      $         --    $         --    $         --
                                 ------------    ------------    ------------
Increase in deferred tax assets        (3,230)         (5,161)        (60,407)
Increase in valuation allowance         3,230           5,161          60,407

Income tax expenses              $         --    $         --    $         --
                                 ============    ============    ============

The net federal operating loss carry forward will expire between 2016 and 2028. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

                           DOMAIN REGISTRATION, CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2009

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

                           DOMAIN REGISTRATION, CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2009

NOTE 6 - BUSINESS COMBINATIONS (CONTINUED)

                                      Suzy-Path Corp.      Bahamas Enterprises     Merged Companies
Cash                                   $      1,376           $         --           $      1,376

Prepaid assets                               13,050                     --                 13,050

Investment in subsidiary                     15,000                     --                 15,000
                                       ------------           ------------           ------------

Total Assets                                 29,426                     --                 29,426
                                       ============           ============           ============

Officer payable                              15,000                 26,588                 41,588
Accounts payable                             13,500                  1,599                 15,099
                                       ------------           ------------           ------------

Total Liabilities                            28,500                 28,187                 56,687
                                       ============           ============           ============

Common Stock                                  2,000                  2,100                  4,100
Accumulated deficit                          (1,074)               (30,287)               (31,361)
                                       ------------           ------------           ------------

Shareholders' equity (deficit)         $        926           $    (28,187)          $    (27,261)
                                       ============           ============           ============

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

NOTE 7 - OFFICER ADVANCES

The Company has incurred costs while seeking additional capital through a merger with an existing company. An officer of the Company has advanced funds on behalf of the Company to pay for these costs and other de minims operating costs the Company may have incurred. These funds have been advanced interest free. As of March 31, 2009 and December 31, 2008, the Company owed the officer $51,645 and $51,645 respectively.

                           DOMAIN REGISTRATION, CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2009

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

NOTE 8 - SUBSEQUENT EVENT

On May 7, 2009, the Company acquired China Northern Pharmacy Holding Group Limited ("CNPH"), upon consummation of a merger pursuant to an agreement and plan of merger (the "Merger Agreement") dated April 30, 2009 by and among the Company, its wholly-owned subsidiary, DOMR Merger Sub, Inc. ("SUB"), CNPH, Li Yang, Yanhua Han, Hong Lin, Zuzhuan Xu, Chunrong Xiong, Giant Fortune Investment Management Limited, Enhanced Way Investments Limited, Power Step Investments Limited, Talent Peak Limited and Top Goal Technology Limited. Pursuant to the Merger Agreement, SUB was merged with and into CNPH, with CNPH as the surviving corporation (the "Merger"). Following the Merger, CNPH became a wholly owned subsidiary of the Company, and in turn, the Company became the indirect owner of the Chinese operating companies of CNPH. In exchange for their shares in CNPH, the CNPH Shareholders received an aggregate of 42,500,000 shares of the Company's common stock, divided proportionally among the CNPH Shareholders in accordance with their respective ownership interests in CNPH.

CNPH, through its wholly owned subsidiaries, is engaged in planting, processing, selling herbs and drug logistics and distribution in the People's Republic of China (the "PRC" or "China").

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Quarterly Report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. The matters discussed herein contain forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, which involve risks and uncertainties. All statements other than statements of historical information provided herein may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects" and similar expressions are intended to identify forward-looking statements. Factors that could cause actual results to differ materially from those reflected in the forward-looking statements include, but are not limited to, those discussed under the heading "Risk Factors" and elsewhere in this report and the risks discussed in our other filings with the SEC. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis, judgment, belief or expectation only as of the date hereof. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

As used in this Quarterly Report, references to "our company," "Company," "we" or "us" refers to Domain Registration, Corp, unless otherwise specifically stated or the context requires otherwise. All share and per share information in this Quarterly Report gives effect to an 8-for-1 forward stock split of our common stock on September 27, 2007.

Results of Operations

Until May 7, 2009, we were a shell company as such term is defined in Rule 12b-2 under the Exchange Act. We had no revenues from inception through March 31, 2009. We had a loss from inception through March 31, 2009 of $(187,168) and a loss from inception through December 31, 2008 of $(177,668).

On May 7, 2009, we acquired China Northern Pharmacy Holding Group Limited, a British Virgin Islands corporation, or CNPH, upon consummation of the merger of our newly-formed wholly-owned subsidiary, DOMR Merger Sub, Inc., or Merger Sub, with and into CNPH, with CNPH as the surviving corporation (the "Merger"), pursuant to an Agreement and Plan of Merger dated April 30, 2009 by and among our company, Merger Sub, CNPH, Li Yang, Yanhua Han, Hong Lin, Zuzhuan Xu, Chunrong Xiong, Giant Fortune Investment Management Limited, Enhanced Way Investments Limited, Power Step Investments Limited, Talent Peak Limited and Top Goal Technology Limited.

CNPH is a holding company that acquired all of the outstanding stock of China Northern Pharmacy Holding Group Limited in Hong Kong, or CNPH HK, on November 25, 2008. CNPH HK, a Hong Kong corporation, is a holding company that acquired all of outstanding stock of Tonghua Huachen Herbal Planting Company Limited, or HERB, and Tonghua Shengantang Medical & Pharmacy Company Limited, or PHARMACY, on November 21, 2008. Li Yang, Yanhua Han, Hong Lin, Zuzhuan Xu, Chunrong Xiong, Giant Fortune Investment Management Limited, Enhanced Way Investments Limited, Power Step Investments Limited, Talent Peak Limited and Top Goal Technology Limited are CNPH's shareholders, or the CNPH Shareholders.

HERB is engaged in planting, processing and selling herbs in the People's Republic of China, or the PRC or China. HERB owns 100 percent of the equity interests of Tonghua Huachen Pharmaceutical Company Limited, or Huachen, a large-scale high-tech manufacturing enterprise which is engaged in the production and sale of herbal products. Huachen has a sales network covering 28 provinces and cities in the PRC and distributes products throughout the PRC.

PHARMACY is engaged in drug logistics and distribution in China through a chain of pharmacy stores. PHARMACY owns 100 percent of the equity interests of Yunnan Silin Pharmaceutical Company Limited, or SILIN, which is engaged in the wholesale distribution of medicine products, chemical agents, antibiotics, biochemistry drugs and biological preparations to hospitals and pharmacy stores. SILIN has a sales network that covers the entire Yunnan Province and Shanghai and Zhejiang areas, and a distribution network for prepared Chinese medicines that covers Northeast and Southwest China.

These companies were established or acquired by CNPH as part of CNPH's strategy to build a nationwide pharmaceutical industry chain from planting and manufacturing to retail and distribution in China.

Pursuant to the terms of the Merger Agreement, in exchange for their shares in CNPH, the CNPH Shareholders received an aggregate of 42,500,000 shares of our common stock, divided proportionally among the CNPH Shareholders in accordance with their respective ownership interests in CNPH. For information concerning the Merger and the business of CNPH and its operating subsidiaries, see Item
2.01 of our Current Report on Form 8-K filed on May 8, 2009.

As a result of the Merger, CNPH became our wholly-owned, with the CNPH Shareholders acquiring approximately 85% of our outstanding common stock, effectively obtaining operational and management control of our company.

For accounting purposes, the Merger has been accounted for as a reverse acquisition under the purchase method for business combinations, and accordingly the transaction has been treated as a recapitalization of CNPH, with Merger Sub as the acquirer. Consequently, the historical financial statements of CNPH are now the historical financial statements of our company. The audited financial statements of CNPH for the years ended and as at December 31, 2008 and 2007 are set forth in Item 9.01 (a) of our Current Report on Form 8-K filed on May 8, 2009. See Item 9.01 (b) of our Current Report on Form 8-K filed on May 8, 2009 for pro forma information which gives effect to our acquisition of CNPH. Since we were considered a public shell at the time we acquired CNPH, the transaction was not considered a business combination.

As a result of the Merger, we ceased being a shell company as such term is defined in Rule 12b-2 under the Exchange Act.

As a result of the Merger and subject to shareholder approval of an amendment to our Articles of Incorporation to change our corporate name to BioPharm Asia Inc., our organizational structure is as follows:

                              BioPharm Asia Inc.
                    (formerly Domain Registration, Corp.)
                                    |
                                    | 100%
                                    |
             China Northern Pharmacy Holding Group Limited (BVI)
                                    |
                                    | 100%
                                    |
             China Northern Pharmacy Holding Group Limited in HK
                                    |
                                    |
                           |                  |
                      100% |                  | 100%
                           |                  |
Tonghua Huachen Herbal Planting         Tonghua Shengantang Medical &
Company Limited                         Pharmacy Company Limited
                           |                  |
                           |                  |
                      100% |                  | 100%
                           |                  |
Tonghua Huachen Pharmaceutical          Yunnan Silin Pharmaceutical
Company Limited                         Company Limited

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

Liquidity and Capital Resources

As of March 31, 2009, we had no assets and a working capital deficit and a negative net worth of $(89,600). As of December 31, 2008, we had no assets and a working capital deficit and a negative net worth of $(80,100). The Company has incurred costs while seeking additional capital through a merger with an existing company. An officer of the Company has advanced funds on behalf of the Company to pay for these costs and other de minims operating costs the Company may have incurred. These funds have been advanced interest free. As of March 31, 2009 and December 31, 2008, the Company owed the officer $51,645 and $51,645 respectively.

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

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141R, "Business Combinations" ("SFAS No. 141R"). SFAS No. 141R amends SFAS 141 and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. It is effective for fiscal years beginning on or after December 15, 2008 and will be applied prospectively. The impact of the adoption of SFAS 141R on our financial position, results of operations will largely be dependent on the size and nature of the business combinations completed after the adoption of this statement.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements -- an amendment of ARB No. 51" ("SFAS No. 160"). SFAS No. 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled, and presented in the consolidated financial statements. It also requires once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. It is effective for fiscal years beginning on or after December 15, 2008 and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements shall be applied prospectively. We do not expect the impact of the adoption of SFAS 160 to be material.

In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The new standard also improves transparency about the location and amounts of derivative instruments in an entity's financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. We do not expect the impact of this adoption to be material.

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

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

      Not applicable to small reporting companies.

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

                                     PART II

                                OTHER INFORMATION

Item 1 - Legal Proceedings ...............................................  None

Item 1A - Risk Factors

      The purchase of our common stock involves a high degree of risk. Before you invest you should carefully consider the risks and uncertainties described in our Current Report on Form 8-K reporting the acquisition of CNPH filed on May 8, 2009 (the "Form 8-K"), under the caption "Risk Factors," our Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 2 of Part I of this report, our consolidated financial statements and related notes included in Item 1 of Part I of this report and our consolidated financial statements and related notes, our Management's Discussion and Analysis of Financial Condition and Results of Operations and the other information in the Form 8-K. Readers should carefully review those risks, as well as additional risks described in other documents we file from time to time with the Securities and Exchange Commission.

      There have been no material changes in the risk factors previously disclosed in the Form 8-K.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds......  None

Item 3 - Defaults Upon Senior Securities .................................  None

Item 4 - Submission of Matter to a Vote of Security Holders ..............  None

Item 5 - Other Information................................................  None

Item 6. - Exhibits

      The following exhibits are filed with this report:

      31.1  Rule 13a-14(a)/15d-14(a) - Certification of Chief Executive Officer.
      31.2  Rule 13a-14(a)/15d-14(a) - Certification of Chief Financial Officer
      32.1  Section 1350 Certification - Chief Executive Officer.
      32.2  Section 1350 Certification - Chief Financial Officer.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 28, 2009                    DOMAIN REGISTRATION, CORP.


                                       By: /s/ Yunlu Yin
                                           -------------------------------------
                                           Yunlu Yin
                                           President and Chief Executive Officer