Form 10-Q/A
period 2009-03-31
DOMAIN REGISTRATION CORP
filed 2009-06-09
CIK 1080908

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

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

                                Explanatory Note

      This amendment to the Form 10-Q of Domain Registration, Corp. (the "Company") has been filed to include pro forma financial information concerning the acquisition of China Northern Pharmacy Holding Group Limited ("CNPH") on May 7, 2009 pursuant to an agreement and plan of merger dated April 30, 2009, by and among the Company, its wholly-owned subsidiary, DOMR Merger Sub, Inc., CNPH, Li Yang, Yanhua Han, Hong Lin,Zuzhuan Xu, Chunrong Xiong, Giant Fortune Investment Management Limited,Enhanced Way Investments Limited, Power Step Investments Limited, Talent Peak Limited and Top Goal Technology Limited.

                            DOMAIN REGISTRATION CORP.
        Introduction to Unaudited Pro Forma Combined Financial Statements

On April 30, 2009, Domain Registration, Corp. (the "Company") and its wholly-owned subsidiary, DOMR Merger Sub, Inc. ("SUB"), entered into an agreement and plan of merger with China Northern Pharmacy Holding Group Limited ("CNPH"), Li Yang, Yanhua Han, Hong Lin,Zuzhuan Xu, Chunrong Xiong, Giant Fortune Investment Management Limited,Enhanced Way Investments Limited, Power Step Investments Limited, Talent Peak Limited and Top Goal Technology Limited (the "Merger Agreement").

CNPH is a corporation formed under the laws of the British Virgin Islands and a holding company that acquired all of the issued and outstanding stock of China Northern Pharmacy Holding Group Limited ("CNPH HK"). CNPH HK is a corporation formed under the laws of Hong Kong and a holding company that acquired all of the issued and outstanding stock of Tonghua Huachen Herbal Planting Company, Limited ("HERB") and Tonghua Shengantang Medical & Pharmacy Company Limited ("PHARMACY") on November 21, 2008.

Prior to the completion of the Merger, Yang Li, Yanhua Han, Hong Lin, Zuzhuan Xu, Chunrong Xiong, Giant Fortune Investment Management Limited, Enhanced Way Investments Limited, Power Step Investments Limited, Talent Peak Limited and Top Goal Technology Limited (the "CNPH Shareholders")owned all of the outstanding shares of CNPH. In addition, Li Yang is the sole director of CNPH.

Pursuant to the Merger Agreement, CNPH merged with and into SUB, with CNPH as the survivor of the merger. As a result of the merger, CNPH became a wholly owned subsidiary of the Company, which, in turn, made the Company the indirect owner of the Chinese operating company, HERB and PHARMACY.

Pursuant to the terms of the Merger Agreement, in exchange for their shares in CNPH, the CNPH Shareholders received stock consideration consisting of 42,500,000 newly issued shares of the Company's common stock, divided proportionally among the CNPH Shareholders in accordance with their respective ownership interests in CNPH.

As a result of the Merger Agreement, CNPH became a wholly-owned subsidiary of the Company, with the Shareholders of CNPH acquiring approximately 85% of the issued and outstanding stock of the Company, effectively obtaining operational and management control of the Company.

For accounting purposes, the Merger Agreement has been accounted for as a reverse acquisition under the purchase method for business combinations, and accordingly the transaction has been treated as a recapitalization of CNPH, with SUB as the acquirer. The shares issued in the transaction are treated as being issued for cash and are shown as outstanding for all periods presented in the same manner as for a stock split. Pro forma information is only presented for the balance sheet, as on the date of the Merger Agreement, the Company was considered a public shell and accordingly, the transaction was not considered a business combination. In these Pro Forma Combined Financial Statements, hereafter the reference to Domain Registration Corp., CNPH, and CNPH HK are referred to as the "Company", unless specific reference is made to that entity.

The unaudited pro forma combined balance sheet as of March 31, 2009 assumes that the Merger Agreement was consummated on March 31, 2009. The information presented in the unaudited pro forma combined financial statements does not purport to represent what the financial position would have been had the Merger Agreement occurred as of March 31, 2009, nor is it indicative of the future financial position of the Company. You should not rely on this information as being indicative of the historical results that would have been achieved had the companies always been combined, or the future results that the combined company will experience after the Merger Agreement is consummated.

The pro forma adjustments are based upon available information and certain assumptions that the Company believes is reasonable under the circumstances. The unaudited pro forma balance sheet should be read in conjunction with the accompanying notes and assumptions and the historical financial statements of Domain Registration, Corp.and CNPH.

                   China Northern Pharmacy Holding Group Ltd.
                             Pro Forma Balance Sheet
                                 March 31, 2009
                                   (Unaudited)

                                                                                          Domain
                                                                             CNPH      Registration     Pro forma        Pro forma
                                                              CNPH           (BVI)         Corp.       Adjustments     Consolidated
                                                         --------------    ---------  --------------  --------------  --------------
                       ASSETS                                                                           (Unaudited)     (Unaudited)
Current Assets:

   Cash and cash equivalents                             $ 3,624,953.71  $      --    $           --  $           --  $    3,624,954

Accounts receivables, net                                 12,431,777.75         --                --              --      12,431,778

Other receivables, net                                     6,725,214.50         --                --              --       6,725,215

Payment In Advance                                           387,149.54         --                --              --         387,150

   Inventories                                             7,002,196.93         --                --              --       7,002,197

   Due from related parties                                          --         --                --              --               0

   Other current assets                                       47,410.01         --                --              --          47,410
                                                         --------------  ---------    --------------                  --------------

     Total Current Assets                                 30,218,702.45                           --              --      30,218,702

   Property, plant and equipment, net                      8,253,681.44         --                --              --    8,253,681.44

Construction in progress                                             --         --                --              --              --

Intangible assets, net                                       245,985.38         --                --              --      245,985.38

Other long-term assets                                       819,432.25         --                --              --      819,432.25
                                                         --------------  ---------    --------------                  --------------

     Total Assets                                        $39,537,801.52  $      --    $           --                  $   39,537,802
                                                         ==============  =========    ==============                  ==============

                 LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:

   Short-term loans                                      $ 5,179,982.44  $      --    $           --  $           --  $ 5,179,982.44
   Accounts payables and accrued
expenses                                                   8,132,557.25         --         37,955.00         -37,955    8,132,557.25

   Advances from customers                                           --         --                --              --              --

   Taxes payables                                            555,618.26         --                --              --      555,618.26

   Other payables                                          2,563,735.87         --                --              --    2,563,735.87

   Due to related parties                                            --         --                --              --              --

   Officer Advances                                                  --         --         51,645.00      -51,645.00              --

   Other current liabilities                                 262,690.09         --                --              --      262,690.09
                                                         --------------  ---------    --------------                  --------------

     Total Current Liabilities                            16,694,583.91                           --       89,600.00      16,694,584

Long-term Loans                                                      --         --                --              --              --
                                                                                                                      --------------
                                                         --------------  ---------    --------------
Total Liabilities                                         16,694,583.91
                                                                                --                --              --      16,694,584
                                                         ==============  =========    ==============                  ==============

Shareholders' Equity:
Common stock, Par value $.001 per
share; 50,000,000 shares authorized,
7,500,000 shares issued and
outstanding                                                          --         --          7,500.00          42,500          50,000

   Paid in capital                                         7,706,149.00                           --              --    7,706,149.00

   Additional paid in capital                                410,144.00         --         80,568.00        -130,568      360,144.00

   Statutory surplus reserves                              2,117,010.00         --                --              --    2,117,010.00
Retained earnings (accumulated
deficit during development stage)                         10,911,607.62         --       -177,668.00         177,668   10,911,607.62
Accumulated other comprehensive
incomes                                                    1,698,307.00         --                --              --    1,698,307.00
                                                         --------------  ---------    --------------                  --------------

     Total shareholders' equity                           22,843,217.62         --        -89,600.00                   22,843,217.62
                                                         --------------  ---------    --------------                  --------------
Total Liabilities and
Shareholders' Equity                                     $39,537,801.52  $      --    $           --                  $39,537,801.52
                                                         ==============  =========    ==============                  ==============

                            DOMAIN REGISTRATION CORP.
           NOTES TO UNAUDITED PRO FORMA COMBINED FINANCIAL STATEMENTS
                                 March 31, 2009

The Merger Agreement, entered into on April 30, 2009, is deemed to be a reverse acquisition. In accordance with the Accounting and Financial Reporting Interpretations and Guidance prepared by the staff of the U.S. Securities and Exchange Commission, Domain Registration Corp. (the "DOMR") (the legal acquirer of CNPH) is considered the accounting acquiree and China Northern Pharmacy Holding Group Limited, a company organized under the laws of the British Virgin Island ("CNPH") (the legal acquiree of DOMR) is considered the accounting acquirer. The consolidated Balance Sheet of the combined entity will in substance be those of CNPH, with the assets and liabilities, and revenues and expenses, of DOMR being included effective from the date of consummation of the Merger Agreement. DOMR is deemed to be a continuation of the business of CNPH. The outstanding stock of DOMR prior to the Merger Agreement will be accounted for at their net book value and no goodwill will be recognized.

Unaudited pro forma adjustments reflect the following transaction:

1) To reflect the acquisition of CNPH, through the issuance of 42,500,000 shares of the Company in accordance with the Merger Agreement

      Additional paid-in-capital                              42,500
            Common stock, at par                                          42,500

2) To recapitalize the Company, (or reverse merger), through the elimination of DOMR deficit accumulated during their development stage into additional paid-in-capital.

      Additional paid-in-capital                             177,668
            Deficit accumulated during the development stage             177,668

3) To consolidate the equity of CNPH, through its elimination, into the Company.

      Paid-in-capital                                      7,706,149
            Additional paid-in-capital                                 7,706,149

4) To recapitalize the Company, (or reverse merger), through the elimination of DOMR accounts payable and accrued expenses, and officer advances.

      Accounts payable and accrued expenses                   37,955
      Officer advances                                        51,645
            Additional paid-in-capital                                    89,600

Item 6. - Exhibits

      The following exhibits are filed with this amendment to the report:

      31.1  Rule 13a-14(a)/15d-14(a) - Certification of Chief Executive Officer.
      31.2  Rule 13a-14(a)/15d-14(a) - Certification of Chief Financial Officer
      32.1  Section 1350 Certification - Chief Executive Officer.
      32.2  Section 1350 Certification - Chief Financial Officer.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to the report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: June 8, 2009                    DOMAIN REGISTRATION, CORP.

                                       By: /s/ Yunlu Yin
                                           -------------------------------------
                                           Yunlu Yin
                                           President and Chief Executive Officer