Form 10-Q
period 2009-06-30
DOMAIN REGISTRATION CORP
filed 2009-08-14
CIK 1080908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

OR

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION FROM _______ TO ________.

COMMISSION FILE NUMBER: 000-25487

BIOPHARM ASIA, INC.
(Exact Name of Small Business Issuer as Specified in its Charter)

NEVADA	88-0409159
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

New Agriculture Development Park, Daquan Village,
Tonghua County, Jilin Province, P.R. China. 134115
(Address of principal executive offices)   (Zip code)

Issuer's telephone number: 718-705-4217

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

At August 10, 2009, the Registrant had outstanding 50,000,000 shares of common stock.

FORM 10-Q
BIOPHARM ASIA, INC.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOPHARM ASIA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$5,088,205	$5,869,607
Accounts receivable, net of allowance for doubtful accounts of $302,352 and
$417,029 at June 30, 2009 and December 31, 2008, respectively	9,642,499	14,937,074
Other receivables, net of allowance for doubtful accounts of $13,587 and
$302,195 at June 30, 2009 and December 31, 2008, respectively	1,641,556	553,076
Advances to suppliers	897,371	108,146
Inventories	7,762,911	7,908,494
Due from the related parties	1,180,595	4,129,531
Deferred expense	57,963	-
Total Current Assets	26,271,100	33,505,928

Property, plant and equipment, net of accumulated depreciation of $3,680,566 and
$3,293,973 at June 30, 2009 and December 31, 2008, respectively	7,778,141	7,407,966
Intangible asset, net	246,061	250,807
Long-term deferred expense	614,763	819,360

Total Assets	$34,910,065	$41,984,061

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Short-term loans	$5,181,575	$5,185,840
Accounts payable and accrued expenses	8,375,082	5,180,312
Advances from customers	338,799	315,885
Taxes payable	1,271,811	2,825,457
Other payables	1,374,191	945,037
Dividends payable	155,047	-
Due to related parties	406,231	777,810
Total Current Liabilities	17,102,736	15,230,341

Stockholders' Equity:
Preferred stock ($0.001 Par Value; 20,000,000 shares authorized; No shares
issued and outstanding)	-	-
Common stock ($0.001 par value, 150,000,000 shares authorized,
50,000,000 issued and outstanding)	50,000	50,000
Additional paid in capital	8,066,293	8,066,293
Statutory surplus reserves	2,553,700	2,117,010
Retained earnings	5,001,512	14,393,409
Accumulated other comprehensive income	2,135,824	2,127,008
Total Stockholders' Equity	17,807,329	26,753,720
Total Liabilities and Stockholders' Equity	$34,910,065	$41,984,061

See notes to unaudited consolidated financial statements

BIOPHARM ASIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008

Sales	$19,929,325	$16,329,885	$42,607,748	$33,410,592
Cost of goods sold	13,991,241	11,054,310	30,645,666	23,487,751
Gross profit	5,938,084	5,275,575	11,962,082	9,922,841

Operating expenses:
General and administrative expenses	209,350	352,419	552,313	759,846
Selling expenses	1,834,468	1,891,064	3,142,534	3,400,826
Total operating expenses	2,043,818	2,243,483	3,694,847	4,160,672

Income from operations	3,894,266	3,032,092	8,267,235	5,762,169

Interest expense	(106,511)	(110,360)	(219,715)	(222,763)

Income before income taxes	3,787,755	2,921,732	8,047,520	5,539,406

Income taxes	1,050,381	775,358	2,127,768	1,403,831

Net income	2,737,374	2,146,374	5,919,752	4,135,575

Other comprehensive income:
Unrealized foreign currency translation adjustment	6,326	367,183	8,816	909,238

Comprehensive income	$2,743,700	$2,498,288	$5,928,568	$4,940,812

Net income per share - basic and diluted	$0.05	$0.04	$0.12	$0.08

Weighted average shares outstanding:
Basic and diluted	50,000,000	50,000,000	50,000,000	50,000,000

See notes to unaudited consolidated financial statements

BIOPHARM ASIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,919,752	$4,135,575
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	880,076	602,671
Recovery of bad debt allowance	(403,490)	-
Changes in operating assets and liabilities:
Accounts receivable	5,414,249	6,950,879
Other receivables	(799,376)	338,811
Advances to suppliers	(789,026)	494,186
Inventories	148,679	(3,483,509)
Deferred expense	(57,952)	(5,797)
Accounts payables and accrued expenses	3,192,098	1,231,607
Other payables	428,696	1,028,925
Advances from customers	22,785	(503,329)
Taxes payable	(1,554,456)	(527,848)
Total adjustments	6,482,283	6,126,596
Net cash provided by operating activities	12,402,035	10,262,171

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of property, plant and equipment	(1,037,526)	(432,353)
Net cash used in investing activities	(1,037,526)	(432,353)

CASH FLOWS USED IN FINANCING ACTIVITIES
Dividend paid	(14,719,942)	(3,718,476)
Repayments of short-term loans	(3,771,725)	(3,637,968)
Proceeds from short-term loans	3,765,412	3,637,968
Due from related parties	2,949,985	(5,296,519)
Due to related parties	(371,806)	4,778,084
Net cash used in financing activities	(12,148,076)	(4,236,911)

NET (DECREASE) INCREASE IN CASH	(783,567)	5,592,907

EFFECT OF EXCHANGE RATE CHANGES ON CASH	2,165	457,854

CASH, BEGINNING OF YEAR	5,869,607	4,213,762

CASH, END OF PERIOD	$5,088,205	$10,264,523

SUPPLEMENTAL DISCLOSURES:
Cash paid during the periods for:
Interest paid	$219,715	$222,763
Income tax paid	$1,430,855	$2,040,878

See notes to unaudited consolidated financial statements

BIOPHARM ASIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(Unaudited)

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Domain Registration, Corp. (the "Registrant" or “Domain”) is a Nevada corporation. Domain on April 28, 2009 created its newly-formed wholly owned subsidiary, DOMR Merger Sub, Inc. (“Merger Sub”). On April 30, 2009, Domain and Merger Sub entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Domain, Merger Sub, China Northern Pharmacy Holding Group Limited ("CNPH"), a British Virgin Islands Corporation, and their shareholders. On May 7, 2009, Merger Sub merged with and into CNPH, (the “Merger”) with CNPH as the surviving corporation. CNPH is a holding company that had acquired on November 25, 2008 all of the outstanding stock of China Northern Pharmacy Holding Group Limited, a Hong Kong company ("CNPH HK") incorporated on October 16, 2008. CNPH HK is a holding company that on November 21, 2008 acquired all of the equity interests of Tonghua Huachen Herbal Planting Company Limited ("HERB"), and Tonghua S&T Medical & Pharmacy Company Limited ("PHARMACY"). Both HERB and PHARMACY are companies registered in the People’s Republic of China (the “PRC”).

HERB is an operating company incorporated in Tonghua City, Jilin Province, the PRC on March 23, 2004, engaged in planting, processing and selling herbs (Chinese Magnolia Vine, Ussuriensis Fritillary Bulb, Membranous Milk Vetch Root, Chinese Thorowax Root, Manchurian Wild Ginger, Ginseng, and Kudzurine Root) in China. HERB owns 100% of the equity interests of Tonghua Huachen Pharmaceutical Company Limited ("HUACHEN"), a PRC company founded in 1989 in Tonghua City, Jilin Province, and incorporated in Tonghua City, Jilin Province, on August 31, 2000. HUACHEN is engaged in the sale and production of herbal products, such as Qiweixiaoke Capsule, Shengan Bujin Tablets, Tongqiaobiyan Tablets, Huatanpingchuan Tablets, Wujiarongxue Oral Liquid, and Methocarbamol Capsule.

PHARMACY is an operating company incorporated in Tonghua City, Jilin Province, the PRC on September 1, 2002. It is engaged in drug logistics and distribution in the PRC.  PHARMACY owns 100% of the equity interests of Yunnan Silin Pharmaceutical Company Limited ("SILIN"), a PRC company incorporated in Kunming City, Yunnan Province, on October 25, 2004, and is engaged in the sale of medicine products to hospitals and pharmacy shops.

Pursuant to the terms of the Merger on May 7, 2009, in exchange for their shares in the CNPH, the shareholders of the CNPH received stock consideration consisting of 42,500,000 newly issued shares of the Registrant’s common stock, divided proportionally among the CNPH shareholders in accordance with their respective ownership interests in the CNPH. Prior to the merger, the Registrant had outstanding 7,500,000 shares of common stock.

As a result of the Merger, the shareholders of the CNPH acquired approximately 85% of the outstanding stock of the Registrant, effectively obtaining operational and management control of the Registrant.

For accounting purposes, the Merger has been accounted for as a recapitalization of CNPH, whereby CNPH is considered the acquirer for accounting purposes, and the Registrant’s historical financial statements before the Merger have been replaced with the historical financial statements of CNPH before the Merger in all subsequent filings with the Securities and Exchange Commission (the “SEC”).

On July 17, 2009, Domain filed an amendment to its Articles of Incorporation changing its corporate name from Domain Registration, Corp., to BioPharm Asia, Inc., authorizing the issuance of 20 million shares of "blank check" preferred stock and increasing the number of authorized shares of common stock to 150 million shares from 50 million shares, as previously discussed in its Information Statement mailed to

BIOPHARM ASIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(Unaudited)

shareholders on June 26, 2009.

The Registrant, Merger Sub, CNPH, CNPH HK, HERB, PHARMACY, HUACHEN, and SILIN are to be referred to as the “Company” unless specific reference is made to a specific entity of the consolidated Company.

On May 4, 2009, the Board of Directors of CNPH, prior to the merger, declared a dividend to the former shareholders of approximately $14,870,000 (RMB 101,644,311). This was distributed in the form of cash amounting $14,719,942. As of June 30, 2009, there was $155,047 recorded by BioPharm as dividends payable to the former shareholders of CNPH.

Basis of Presentation and Consolidation

The accompanying unaudited consolidated financial statements for the three and six months periods ended June 30, 2009 and 2008 have been prepared in conformity with accounting principles generally accepted ("GAAP") in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, as promulgated by the US Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The financial information as of December 31, 2008 is derived from our Form 8-K filed on May 8, 2009 with the Securities and Exchange Commission. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements for the three and six months periods ended June 30, 2009 and 2008 are unaudited and include all adjustments considered necessary by management for a fair presentation of the results of operations for the three and six months periods ended June 30, 2009 and 2008. All such adjustments are of a normal recurring nature. The results of the Company’s operations for any interim period are not necessarily indicative of the Company’s operations for a full fiscal year

Principles of Consolidation

The consolidated financial statements include the accounts of BioPharm Asia, Inc. and its subsidiaries, (collectively the “Company”). All material intercompany accounts, transactions and profits have been eliminated in consolidation.

Use of Estimates

The Company's consolidated financial statements have been prepared in accordance with GAAP and this requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ significantly from these estimates under different assumptions or conditions. Significant estimates include the allowance for doubtful accounts, the allowance for obsolete inventory, the useful life of property and equipment, intangible assets, long-term deferred expenses, and accruals for taxes due.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash

BIOPHARM ASIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(Unaudited)

equivalents. The Company maintains cash and cash equivalents with various financial institutions mainly in the PRC. Balances at financial institutions or state-owned banks within the PRC are not covered by insurance. Non-performance by these institutions could expose the Company to losses for amounts in excess of insured balances. At June 30, 2009 and December 31, 2008, the Company's China bank balances of $5.1 million and $5.9 million, respectively, are uninsured. The Company has not experienced, nor does it anticipate, non-performance by these institutions.

Accounts Receivable

The Company records accounts receivable net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, customer's historical payment history, its current credit-worthiness and current economic trends. The amount of the provision, if any is recognized in the consolidated statement of operations within "General and administrative expenses". Accounts are written off after appropriate collection efforts. The activities in the allowance for doubtful accounts for the six months ended June 30, 2009 and for the year ended December 31, 2008 is as follows:

For the six months ended June 30, 2009:

Allowance for Doubtful Accounts
Balance, January 1, 2009	$417,029
Recovery	(114,819)
Foreign currency translation adjustments	142
Balance, June 30, 2009	$302,352

For the year ended December 31, 2008:

Allowance for Doubtful Accounts
Balance, January 1, 2008	$390,196
Recovery	--
Foreign currency translation adjustments	26,833
Balance, December 31, 2008	$417,029

Inventories

Inventories are stated at the lower of cost or market utilizing the moving average method. Costs of work-in-progress and finished goods are composed of direct materials, direct labor and an attributable portion of manufacturing overhead. An allowance is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserves for the difference between the cost and the market value. These reserves are recorded based on estimates and reflected in cost of sales. There were no allowances deemed necessary by management as of June 30, 2009 and December 31, 2008.

Shipping and Handling Expenses

Shipping and handling expenses totaled $657,915 and $609,140 for the six months periods ended June 30, 2009 and 2008, respectively, and are included in selling expenses in accordance with guidance established by the Emerging Issues Task Force, issue No. 00-10, “Accounting for Shipping and Handling Costs.”

BIOPHARM ASIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(Unaudited)

Property, Plant and Equipment

Property, plant and equipment is recorded at cost and depreciation is provided using the straight-line method over the estimated useful lives of the assets. Expenditures for major additions or improvements, which extend the useful lives of assets, are capitalized. Minor replacements, maintenance and repairs, which do not improve or extend the lives of the assets, are charged to operations as incurred. Disposals are removed at cost less accumulated depreciation, and any resulting gain or loss is reflected in current operations. In accordance with the Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (“SFAS 144”), the Company examines the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable.

Impairment of Long-lived Assets

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the six months ended June 30, 2009 and the year ended December 31, 2008.

Fair Value of Financial Instruments

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), for assets and liabilities measured at fair value on a recurring basis. SFAS 157 establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements, establishes a framework for measuring fair value and expands disclosure about such fair value measurements. The adoption of SFAS 157 did not have an impact on the Company’s financial position or operating results, but did expand certain disclosures.

SFAS 157 defines fair value as the price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, SFAS 157 requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized below:

Level 1:	Observable inputs such as quoted market prices in active markets for identical assets or liabilities

Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data

Level 3:	Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions.

Cash and cash equivalents include money market securities and commercial paper that are considered to be highly liquid and easily tradable. These securities are valued using inputs observable in active markets for

BIOPHARM ASIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(Unaudited)

identical securities and are therefore classified as Level 1 within the fair value hierarchy.

In addition, SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), was effective for January 1, 2008. SFAS 159 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value options for any of its qualifying financial instruments.

Reporting Currency and Translation

The reporting currency of the Company is the U.S. dollar. The functional currency of the Company is the local currency, the Chinese Renminbi ("RMB"), the currency of the PRC. Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

The Company has adopted SFAS 52 in translating financial statement amounts from RMB to the Company's reporting currency, United States dollars ("US$" or "$"). Asset and liability accounts at June 30, 2009 and December 31, 2008 were translated at 6.8319 RMB to $1.00 and at 6.8346 RMB to $1.00, respectively. Equity accounts were stated at their historical rate. The average translation rates applied to income statements for the six months ended June 30, 2009 and 2008 were 6.8331 RMB and 6.9391 RMB to $1.00, respectively. In accordance with the SFAS No. 95, "Statement of Cash Flows", cash flows from the Company's operations are calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income as a Component of Shareholders' Equity".

Revenue Recognition

Product sales are generally recognized when title to the product has transferred to customers in accordance with the terms of the sale. The Company recognizes revenue in accordance with the Securities and Exchange Commission's ("SEC") Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements" as amended by SAB No. 104 (together, "SAB 104"). SAB 104 states that revenue should not be recognized until it is realized or realizable and earned. In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

Income Taxes

The Company is subject to the Income Tax Law of the People’s Republic of China. Income taxes are accounted for under SFAS No. 109 "Accounting for Income Taxes" (“SFAS 109”). Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases and tax loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

BIOPHARM ASIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(Unaudited)

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consists principally of cash and trade accounts receivable. Substantially all of the Company's cash is maintained with state-owned banks within the People’s Republic of China of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts. A significant portion of the Company's sales are credit sales which are primarily to customers whose ability to pay is dependent upon the industry economics prevailing in these areas; however, concentrations of credit risk with respect to trade accounts receivables is limited due to generally short payment terms. The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income consisted of unrealized gains or losses on foreign currency translation adjustments from the translation of financial statements from RMB to US dollars. For the six months periods ended June 30, 2009 and 2008, the unrealized foreign currency translation adjustments were a gain of $8,816 and a gain of $909,238, respectively.

Recently Adopted Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R is a revision to SFAS 141 and includes substantial changes to the acquisition method used to account for business combinations (formerly the “purchase accounting” method), including broadening the definition of a business, as well as revisions to accounting methods for contingent consideration and other contingencies related to the acquired business, accounting for transaction costs, and accounting for adjustments to provisional amounts recorded in connection with acquisitions. SFAS 141R retains the fundamental requirement of SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R is effective for periods beginning on or after December 15, 2008, and applies to all business combinations occurring after the effective date. The Company has adopted SFAS 141 effective January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Non controlling Interests in Consolidated Financial Statements--an amendment of Accounting Research Bulletin No. 51, Consolidated Financial Statements” (“SFAS 160”). This Statement amends ARB 51 to establish new standards that will govern the (1) accounting for and reporting of non-controlling interests in partially owned consolidated subsidiaries and (2) the loss of control of subsidiaries. Non-controlling interest will be reported as part of equity in the consolidated financial statements. Losses will be allocated to the non-controlling interest, and, if control is maintained, changes in ownership interests will be treated as equity transactions. Upon a loss of control, any gain or loss on the interest sold will be recognized in earnings. SFAS 160 is effective for periods beginning after December 15, 2008. The Company has adopted and evaluated SFAS 160 and determined that there was no impact as of June 30, 2009.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" (“SFAS 161”). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has evaluated SFAS 161 and determined that there was no impact as of June 30, 2009.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”. FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”. Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s non-convertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company has evaluated FSP APB 14-1 and determined that there was no impact as of June 30, 2009.

BIOPHARM ASIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(Unaudited)

New Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS 162 is effective 60 days following approval by the SEC of the Public Company Accounting Oversight Board’s amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We do not expect SFAS 162 to have a material impact on the preparation of our consolidated financial statements.

In May 2009, Statement of Financial Accounting Standards No. 165, “Subsequent Events”, was issued. The objective of this Statement is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009.

In June 2009, the FASB approved its Accounting Standards Codification (“Codification”) as the single source of authoritative United States accounting and reporting standards applicable for all non-governmental entities, with the exception of the SEC and its staff. The Codification which changes the referencing of financial standards is effective for interim or annual periods ending after September 15, 2009. Therefore in the third quarter of fiscal year 2009, all references made to US GAAP will use the new Codification numbering system prescribed by the FASB. As the codification is not intended to change or alter existing US GAAP, it is not expected to have any impact on the Company’s financial position or results of operations, upon adoption.

On June 16, 2008, the FASB issued final Staff Position (FSP) No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” to address the question of whether instruments granted in share-based payment transactions are participating securities prior to vesting. The FSP determines that unvested share-based payment awards that contain rights to dividend payments should be included in earning per share calculations. The guidance will be effective for fiscal years beginning after December 15, 2008. The Company has adopted and evaluated FSP 03-6-1 and determined that there was no impact as of June 30, 2009.

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies. Due to the tentative and preliminary nature of those proposed standards, management has not determined whether implementation of such proposed standards would be material to our unaudited consolidated financial statements.

BIOPHARM ASIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(Unaudited)

NOTE 2 - ACCOUNTS RECEIVABLE

At June 30, 2009 and December 31, 2008, accounts receivable consists of the following:

	June 30, 2009	December 31, 2008
	(Unaudited)
Accounts receivable	$9,944,851	$15,354,103
Less: allowance for doubtful accounts	(302,352)	(417,029)
	$9,642,499	$14,937,074

Based on the Company’s periodic review of accounts receivable balances, the Company recorded the recovery of the allowance for doubtful accounts of $114,819 and $0 for the six months ended June 30, 2009 and 2008, respectively, after considering management’s evaluation of the collectability of individual receivable balances, including the analysis of subsequent collections, the customers’ collection history, and recent economic events. Such recovery is included in the general and administrative expenses.

NOTE 3 - OTHER RECEIVABLES

At June 30, 2009 and December 31, 2008, other receivables consisted of the following:

	June 30, 2009	December 31, 2008
	(Unaudited)
Security deposits	$361,680	$361,344
Advances to employees	1,293,463	493,927
	1,655,143	855,271
Less: allowance for doubtful accounts	(13,587)	(302,195)
	$1,641,556	$553,076

Advances to employees are primarily advances made to employees/salesmen for travel expenses to be incurred by these individuals in service to the Company.

Based on the Company’s periodic review of other receivable balances, the Company recorded the recovery of the allowance for doubtful accounts of $288,671 and $0 for the six months ended June 30, 2009 and 2008, respectively, after considering management’s evaluation of the collectability of individual receivable balances, including the analysis of subsequent collections, the customers’ collection history, and recent economic events. Such recovery is included in general and administrative expenses.

NOTE 4 - ADVANCES TO SUPPLIERS

Advances to suppliers at June 30, 2009 and December 31, 2008 totaled $897,371 and $108,146, respectively, and includes prepayments to suppliers for merchandise that had not yet been shipped to the Company, as well as services that had not yet been provided to the Company. The Company recognizes advances as inventory or expense as suppliers make delivery of goods or provide services.

BIOPHARM ASIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(Unaudited)

NOTE 5 - INVENTORIES

At June 30, 2009 and December 31, 2008, inventories consisted of the following:

	June 30, 2009	December 31, 2008
	(Unaudited)
Raw materials	$847,078	$336,758
Work in process	2,785,972	1,246,482
Finished goods	4,109,543	6,304,620
Low-value materials	20,318	20,634
	7,762,911	7,908,494
Less: reserve for obsolete inventory	--	--
Total	$7,762,911	$7,908,494

As of June 30, 2009 and December 31, 2008 no provision for obsolete inventory was deemed necessary by the Company.

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

At June 30, 2009 and December 31, 2008, property, plant and equipment, consisted of the following:

	Estimated Useful Life (Years)	June 30, 2009	December 31, 2008
		(Unaudited)
Buildings	20	$4,925,875	$4,923,929
Biological assets	27	4,460,034	3,706,031
Machinery	10	1,527,132	1,526,529
Vehicle	5	306,407	344,686
Equipment	5	239,259	200,764
		11,458,707	10,701,939
Less: accumulated depreciation		(3,680,566)	(3,293,973)
		$7,778,141	$7,407,966

The Company recorded depreciation expense of $670,350 and $501,065 for the six months ended June 30, 2009 and 2008, respectively. There were no impairment provisions made at June 30, 2009 and December 31, 2008.

BIOPHARM ASIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(Unaudited)

NOTE 7 - INTANGIBLE ASSETS

At June 30, 2009 and December 31, 2008, intangible assets consisted of the following:

	June 30, 2009	December 31, 2008
	(Unaudited)
Manufacturing right (China Pharmaceutical manufacturing permit)	$409,842	$409,680
License fees (Medicine patent)	162,836	162,772
Software (Accounting system)	4,391	4,389
	577,069	576,841
Less: accumulated amortization	(331,008)	(326,034)
	$246,061	$250,807

Amortization expense amounted to $4,845 and $28,083 for the six months ended June 30, 2009 and 2008.

NOTE 8 - LONG-TERM DEFERRED EXPENSES

Long-term deferred expenses of $614,763 and $819,360 as of June 30, 2009 and December 31, 2008, respectively, were prepaid lease payments for the two farms the Company used to plant Schisandra trees. Schisandra is harvested once a year with the highest production yield beginning three years after initial planting, The Schisandra berries can be used to produce the Chinese medicine for a variety of diseases. The Company has leased two parcels of lands from third parties to plant Schisandra.

One of the land parcels is approximately 330 acres (2,000 Chinese acres) and is leased over 30 years, beginning January 1, 2003. The total lease payment of $12,295,262 (RMB 84,000,000) is to be paid in four installment dates, June 30, 2003, June 30, 2011, June 30, 2019, and June 30, 2027. The annual lease expense has been straight-lined over the life of the lease and is approximately $410,000 (RMB 2,800,000) per year.  As of June 30, 2009 and December 31, 2008, the Company has a long-term deferred expense on this parcel of land of $614,763 and $819,360, respectively. The following table reflects the scheduled future payment dates for the installments:

Scheduled Future Payment Dates of the 330 acres Rental Land	Amount
June 30, 2011	$3,278,737
June 30, 2019	3,278,737
June 30, 2027	2,459,051
$9,016,525

The Company had leased a second parcel of land comprised of approximately 165 acres (1,000 Chinese acres) pursuant to a 25 year lease commencing January 1, 2008. The total payments of $5,123,026 (RMB 35,000,000), over the 25 years of the lease, were to be paid in four installment dates, June 30, 2008, June 30, 2009, June 30, 2017, and June 30, 2025. The average annual rental expense was approximately $205,000 (RMB 1,400,000) based on a straight-lined expensing of lease. In June 2009, the Company cancelled the 165 acres lease agreement and signed a new purchase agreement with the land owners that the Company will purchase the harvested Schisandra berries from the owners based on the market price basis.

BIOPHARM ASIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(Unaudited)

NOTE 9 - SHORT-TERM LOANS

At June 30, 2009 and December 31, 2008, short-term loans, denominated in Chinese Renminbi, consisted of the following:

	June 30, 2009	December 31, 2008
	(Unaudited)
Loan payable to City Credit Union (Construction Road) due on November 10, 2009 with annual interest rate of 11.02% and secured by buildings and equipment.	$-	$292,630

Loan payable to City Credit Union (Construction Road) due on June 21, 2009 with annual interest rate of 10.5% and secured by buildings and equipment.	-	2,959,939

Loan payable to City Credit Union (Construction Road) due on April 21, 2009 with annual interest rate of 10.5% and secured by buildings and equipment.	-	804,728

Loan payable to City Credit Union (Construction Road) due on December 20, 2009 with annual interest rate of 10.5% and secured by buildings and equipment.	758,208	757,909

Loan payable to City Credit Union (Construction Road) due on July 21, 2009 with annual interest rate of 10.5% and secured by buildings and equipment.	144,908	151,162

Loan payable to Agriculture Finance Bureau of TongHua government, due on October 30, 2009, non-interest bearing and secured by buildings.	292,744	219,472

Loan payable to City Credit Union (Construction Road) due on April 20, 2010 with annual interest rate of 5.94% and secured by buildings and equipment.	805,047	-

Loan payable to Agriculture Finance Bureau of TongHua Government, due on October 30, 2009, non-interest bearing and secured by buildings.	219,559	-

Loan payable to City Credit Union (Construction Road) due on April 20, 2010 with annual interest rate of 5.94%, secured by buildings and equipment.	2,961,109	-

	$5,181,575	$5,185,840

BIOPHARM ASIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(Unaudited)

NOTE 9 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

At June 30, 2009 and December 31, 2008, accounts payable and accrued expenses were $8,375,082 and $5,180,312, respectively. Accounts payable is primarily trade debt to suppliers and vendors, with credit terms. Items included in accounts payable and accrued expenses are the following:
.
	June 30, 2009	December 31, 2008
	(Unaudited)
Accounts payable	$8,225,440	$4,966,343
Rental payable	102,461	--
Payroll and welfare payables	47,181	213,969
	$8,375,082	$5,180,312

NOTE 10 - ADVANCES FROM CUSTOMERS

Advances from customers represent prepayments to the Company for merchandise that had not yet been shipped to customers or services that had not yet been rendered to customers. The Company will recognize these advances as revenue as customers take delivery of the goods or when the services have been rendered, in compliance with the Company’s revenue recognition policy. Advances from customers totaled $338,799 and $315,885 at June 30, 2009 and December 31, 2008, respectively.

NOTE 11 - TAXES PAYABLE

At June 30, 2009 and December 31, 2008, taxes payable consists of the following:

	June 30, 2009	December 31, 2008
	(Unaudited)
Income taxes payable	$466,030	$1,318,603
Value added tax payable	726,846	1,211,905
Other tax payable	78,935	294,949
	$1,271,811	$2,825,457

The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carry forwards. As of June 30, 2009 and December 31, 2008, there were no material differences between the bases of the Company’s accounts for financial statement purpose and tax purpose. SFAS 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Realization of deferred tax assets is depending upon future earnings, if any, of which the timing and amount are uncertain. The Company is subject to the Income Tax Laws of the PRC, Hong Kong and U.S.

Since January 1, 2008, under the Income Tax Laws of PRC, Chinese companies are generally subject to an income tax at an effective rate of 25% on income reported in the their statutory financial statements after appropriate tax adjustments. The Company's PRC subsidiaries are subject to these statutory rates. HERB, one of the Company's Chinese operating subsidiaries, has engaged in the agriculture and wholesale business. HERB’s business profits from these agriculture operations are exempt from the income taxes in accordance with the PRC Income Tax Laws. HERB’s operations, other than agriculture operations, are subject to the effective PRC income tax rate of 25%.

BIOPHARM ASIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(Unaudited)

CNPH HK was incorporated in Hong Kong and is subject to Hong Kong profit tax on its activities conducted in Hong Kong and any income arising in or derived from Hong Kong. No provision for profits tax has been made as the Company has no assessable income from Hong Kong for the periods through June 30, 2009. The applicable statutory tax rate is 17.5%.

The Company has had no assessable income within the United States.

NOTE 12 - OTHER PAYABLES

At June 30, 2009 and December 31, 2008, other payables consisted of the following:

	June 30, 2009	December 31, 2008
	(Unaudited)
Security deposits from salesmen	$425,835	$458,339
Loans from suppliers	371,098	--
Bonus and commissions to salesmen	534,059	7,603
Union payable	17,299	2,302
Employees benefits payables	25,900	33,895
Employees payables	--	442,898
	$1,374,191	$945,037

NOTE 13 - RELATED PARTY TRANSACTIONS

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Parties are also considered to be related if they are subject to common control or common significant influence. Related parties may be individuals or corporate entities.

Related parties with whom the Company has had transactions are:

Related Parties	Relationship
Yanhua Han	Stockholder, Chairman of Board of Directors
Hong Lin	Stockholder
Xiandong Meng	Senior Manager
Xueye Jing	Senior Manager
Baoyou Han	Senior Manager
Giant Fortune Ltd.	Stockholder

Due to/from Related Parties

Prior to the Merger (see Note 1), from time to time, the Company advanced funds to or received funds from some shareholders. Since May 7, 2009, the date of the Merger, the Company has not advanced money to the officers or shareholders. These advances are non-interest bearing, unsecured and payable on demand. The related parties make monthly payments on these advances.

BIOPHARM ASIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(Unaudited)

Due to related parties:

Related Party	June 30, 2009	December 31, 2008
	(Unaudited)
Hong Lin	$--	$334,912
Xueye Jing	157,729	442,898
Giant Fortune Ltd.	248,502	--
	$406,231	$777,810

Due from related parties:

Related Party	June 30, 2009	December 31, 2008
	(Unaudited)
Yanhua Han	$733,461	$544,830
Xiandong Meng	-	3,584,701
Hong Lin	397,170	-
Baoyou Han	49,964	-
	$1,180,595	$4,129,531

NOTE 14 - STATUTORY SURPLUS RESERVE

In accordance with generally accepted accounting principles of the PRC (“PRC GAAP”), the Company is required to make appropriations to reserve funds, based on after-tax net income, from their PRC incorporated subsidiaries, comprising the statutory surplus reserve, statutory public welfare fund and discretionary surplus reserve, collectively these are the statutory surplus reserves as disclosed in the Company’s stockholders’ equity. Appropriations to the statutory surplus reserve should be at least 10% of the after tax net income determined in accordance with PRC GAAP until the statutory surplus reserve is equal to 50% of the entity’s registered capital or members’ equity. Appropriations to the statutory public welfare fund had been at a minimum of 5% of the after tax net income determined in accordance with PRC GAAP. Commencing on January 1, 2006, the new PRC regulations waived the requirement for appropriating retained earnings to the public welfare fund.

HERB and PHARMACY are required each year to transfer 15% of the profit after tax as reported in their PRC statutory financial statements to these statutory reserve funds until the balance reaches 50% of their registered capital. The reserves can be used to make up any losses incurred or to increase the registered capital. Except for the reduction of losses incurred, any other application should not result in this reserve balance falling below 25% of the registered capital. The statutory reserve funds of both PHARMACY and SILIN as of June 30, 2009 have reached 50% of their registered capital, and thus do not need to make any further contributions.

As of June 30, 2009 and December 31, 2008, the Company had statutory surplus reserve balances of $2,553,700 and $2,117,010, respectively.

NOTE 15 - OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues, and expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our shareholders.

BIOPHARM ASIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(Unaudited)

NOTE 16 - OPERATING RISK

Currently, the Company's revenues are primarily derived from the sale of pharmaceutical products to customers in the PRC. The Company hopes to expand its operations to countries outside the PRC, however, such expansion has not been commenced and there are no assurances that the Company will be able to achieve such an expansion successfully. Therefore, a downturn or stagnation in the economic environment of the PRC could have a material adverse effect on the Company's financial condition.

In addition to competing with other manufacturers of pharmaceutical product offerings, the Company competes with larger Chinese and International companies who may have greater funds available for expansion, marketing, research and development and the ability to attract more qualified personnel. These Chinese companies may be able to offer products at a lower price. There can be no assurance that the Company will remain competitive.

Currently, PRC is in a period of growth and is openly promoting business development in order to bring more business into PRC. Additionally PRC allows a Chinese corporation to be owned by a United States corporation. If the laws or regulations are changed by the PRC government, the Company's ability to operate the PRC subsidiaries could be affected.

All of the Company's operations and operational assets are located in China. The Company may be adversely affected by possible political or economic instability in this country. The effect of these factors cannot be accurately predicted.

NOTE 17 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through August 14, 2009, and has determined that there were no subsequent events to recognize or disclose in these financial statements.

BIOPHARM ASIA, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Report on Form 10-Q. The following discussion contains forward-looking statements. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that may cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, those discussed in "Risk Factors" in the Form 8-K dated May 8, 2009 and elsewhere in this Form 10-Q.

The following table presents certain information derived from our consolidated statements of operations and the statements of cash flows for the three and six months ended June 30, 2009 and 2008.

	Three months ended June 30, 2009	Three months ended June 30, 2008	Percentage change
Net Revenue	$19,929,325	$16,329,885	22.0%
Cost of Net Revenue	(13,991,241)	(11,054,310)	26.6%
Gross Profit	5,938,084	5,275,575	12. 6%
General and Administrative Expenses	(209,350)	(352,419)	(40.6)%
Selling Expense	(1,834,468)	(1,891,064)	(3.0)%
Income from Operations	3,894,266	3,032,092	28.4%
Other Income (Expenses), net	(106,511)	(110,360)	(3.5)%
Income Before Taxes	3,787,755	2,921,732	29.6%
Income Taxes	(1,050,381)	(775,358)	35.5%
Net Income	$2,737,374	$2,146,374	27.5%

	Six months ended June 30, 2009	Six months ended June 30, 2008	Percentage change
Net Revenue	$42,607,748	$33,410,592	27.5%
Cost of Revenue	(30,645,666)	(23,487,751)	30.5%
Gross Profit	11,962,082	9,922,841	20.6%
General and Administrative Expenses	(552,313)	(759,846)	(27.3)%
Selling Expense	(3,142,534)	(3,400,826)	(7.6)%
Income from Operations	8,267,235	5,762,169	43.5%
Other Income (Expenses), net	(219,715)	(222,763)	(1.4)%
Income Before Taxes	8,047,520	5,539,406	45.3%
Income Taxes	(2,127,768)	(1,403,831)	51.6%
Net Income	$5,919,752	$4,135,575	43.1%

Net revenue Net revenues were $19,929,325 for three months ended June 30, 2009, an increase of $3,599,440 (or approximately 22.0%) as compared to the June 30, 2008 period. This increase was primarily attributable to an approximately $2.5 million increase in the Company’s wholesale sales to drug stores, hospitals and other medicine retail outlets. An additional $1.1 million of the increased revenue resulted from the Company’s newly opened drug stores.

Net revenues were $42,607,748 for six months ended June 30, 2009, an increase of $9,197,156 (27.5%) as compared to the June 30, 2008 period. This increase was primarily due to an approximately $8.2 million increase in the Company’s wholesale sales.

BIOPHARM ASIA, INC. AND SUBSIDIARIES
ITEM 2. MD&A

Cost of Net Revenue and Gross Profit

	Three months ended June 30,
	2009	% of Net Revenue	2008	% of Net Revenue
Cost of Net Revenue	$13,991,241	70.2%	$11,054,310	67.7%
Gross Profit	$5,938,084	29.8%	$5,275,575	32.3%

	Six months ended June 30,
	2009	% of Net Revenue	2008	% of Net Revenue
Cost of Net Revenue	$30,645,666	71.9%	$23,487,751	70.3%
Gross Profit	$11,962,082	28.1%	$9,922,841	29.7%

Cost of Net Revenue & Gross Profit Cost of net revenue reflects the raw materials consumed, the direct salaries and benefits of staff engaged in the production process, and the electricity and other manufacturing and logistics costs. The cost of net revenue for the three and six months periods ended June 30, 2009 increased by $2,936,931 and $7,157,915, respectively, due to the increase in revenues.

The Company’s gross profit as a percentage of net revenue decreased by 2.5 percentage and 1.6 percentage, respectively for the three and six months periods ended June 30, 2009 as compared to the same periods in 2008. These decreases resulted from the Company’s higher revenue mix of wholesale sales, which have a lower gross profit margin.

Operating Expenses The Company’s ability to control its operating expenses is a key factor driving results of operations. The following table sets forth the operating expenses as a percentage of revenue for the periods indicated:

	Three Months Ended June 30,
	2009	% of Net Revenue	2008	% of Net Revenue
Sales, marketing and other operating expenses	$1,834,468	9.2%	$1,891,064	11.6%
General and administrative expenses	209,350	1.1%	352,419	2.2%
Total operating expenses	$2,043,818	10.3%	$2,243,483	13.8%

	Six Months Ended June 30,
	2009	% of Net Revenue	2008	% of Net Revenue
Sales, marketing and other operating expenses	$3,142,534	7.4%	$3,400,826	10.2%
General and administrative expenses	552,313	1.3%	759,846	2.3%
Total operating expenses	$3,694,847	8.7%	$4,160,672	12.5%

Our sales, marketing and other operating expenses primarily consist of salaries and benefits to our in-store pharmacists, other staff from our retail drug stores and distribution centers, and rental and utility expenses of our drug stores and distribution centers. Sales, marketing and other operating expenses also include depreciation of leasehold improvements of our stores, distribution centers and store equipment as well as

BIOPHARM ASIA, INC. AND SUBSIDIARIES
ITEM 2. MD&A

costs associated with organizing promotional and marketing activities. The decreases of $56,596 and $258,292 for the three and six months periods ended June 30, 2009 were mainly due to the decrease in the commission expense for the medicines manufactured by the Company.

General and Administrative Expenses Our general and administrative expenses primarily consist of salaries and benefits to our management and administrative personnel, rental and utility expenses of premises used for administrative purposes, depreciation of our administrative equipment, legal fees, accounting and other professional services, office consumables and other expenses associated with our administrative offices. General and administrative expenses decreased $143,069 and $207,533 for the three and six months periods ended June 30, 2009 as compared to the same period in 2008. The decreases reflect a recovery of receivables that had been previously reserved.

Net Income Net income for the three and six months ended Jun 30, 2009 increased by $591,000 and $1,784,177, as compared to the same periods in 2008. These increases reflect the revenue growth, particularly in wholesale sales, assisted by cost reductions in selling, general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2009, cash, and cash equivalents were $5,088,205 as compared to $5,869,607 as of December 31, 2008. The components of this decrease of $783,567 reflected below.

Cash Flows

	For the Six Months Ended June 30,
	2009	2008
Net cash provided by operating activities	$12,402,035	$10,262,171
Net cash used in investing activities	(1,037,526)	(432,353)
Net cash used in financing activities	(12,148,076)	(4,236,911)
Net cash (outflow) inflow	$(783,567)	$5,592,907

For the six months ended June 30, 2009 the Company met its working capital and capital investment requirements along with a dividend payment of $14,719,942 by using cash provided by operations and net additional borrowings of $2,317,907.

Net Cash Provided by Operating Activities

During the six months ended June 30, 2009, we had positive cash flow from operating activities of $12,402,035, primarily attributable to net income of $5,919,752, a decrease in accounts receivable of $5,414,249 due largely to tightened collection policies, and an increase in account payables and accrued expenses of $3,192,098. Net cash provided by operating activities during six months ended June 30, 2009 increased by $2,139,864 over that generated during the six months ended June 30, 2008. The primary sources of this were a $1,784,177 increase in net income over that of the comparable 2008 period, and by tighter inventory controls during the first six months of 2009, whereas inventories increased by $3,483,509 during the first six months of 2008. This was partially offset by a decrease in receivables during the first six months of 2009 of $4,614,873 compared to a more favorable decrease of $7,289,690 during the comparable 2008 period.

Net Cash Used in Investing Activities

The Company used $1,037,526 to acquire property, plant and equipment during the six months ended June 30, 2009

BIOPHARM ASIA, INC. AND SUBSIDIARIES
ITEM 2. MD&A

Net Cash Used in Financing Activities

The cash used in financing activities reflects the declaration and payment of a dividend of $14,719,942 to the former shareholders of CNPH just prior to the date of the consummation of the Merger.

Working capital at June 30, 2009 was $9,168,364, compared to $18,275,587 on December 31, 2008, reflecting decreases at accounts receivable of $5,294,575 and in accounts receivable and accrued expenses of $3,192,098. Working capital also reflected the impact of the dividend noted above.

We believe that our available funds and cash flows generated from operations will be sufficient to meet our anticipated ongoing operating needs for the next twelve months. However it is possible that the Company might need to raise additional capital in order to fund the Company’s drug store expansion plans. There can be no guarantee that we will be able to obtain such funding, whether through the issuance of debt or equity, on terms satisfactory to management and our Board of Directors.

For the immediate future we intend to focus our efforts to continue to expand within the Chinese market.

We may not be able to identify, successfully integrate or profitably manage any businesses or business segment we may acquire, or any expansion of our business. An expansion may involve a number of risks, including possible adverse effects on our operating results, diversion of management attention, inability to retain key personnel, risks associated with unanticipated events and the financial statement effect of potential impairment of acquired intangible assets, any of which could have a materially adverse effect on our condition and results of operations. We may affect an acquisition with a target business which may be financially unstable, under-managed, or in its early stages of development or growth. In addition, if competition for acquisition candidates or operations were to increase, the cost of acquiring businesses could increase materially. Our inability to implement and manage our expansion strategy successfully may have a material adverse effect on our business and future prospects.

Product Offerings

Our merchandise can be broadly classified into the following categories:

Prescription Drugs. We offer approximately 300 prescription drugs. We accept prescriptions only from licensed health care providers and do not prescribe medications or otherwise practice medicine. Our in-store pharmacists verify the validity, accuracy and completeness of all prescription drug orders. We ask all prescription drug customers to provide us with information regarding drug allergies, current medical conditions and current medications. Sales of prescription drugs accounted for 25.5% of our revenue in the second quarter of 2009.

OTC Drugs. We offer approximately 1,150 over-the-counter (“OTC”) drugs, including western medicines and traditional Chinese medicines, for the treatment of common diseases. Sales of OTC drugs accounted for 43% of our revenue in the second quarter of 2009.

Nutritional Supplements. We offer approximately 85 nutritional supplements, including a variety of healthcare supplements, vitamins, minerals and dietary products. We expect sales of nutritional supplements to increase more rapidly than those of drugs due to increasing wealth and disposable income of Chinese residents living in the larger metropolitan cities, and intend to rapidly grow the variety of nutritional supplements available in our stores. Nutritional supplements normally generate higher gross margins than prescription and OTC drugs. Sales of nutritional supplements accounted for 8% of our revenue in the second quarter of 2009.

Herbal Products. We offer various types of drinkable herbal remedies and packages of assorted herbs for making soup, which are used by consumers as health supplements. Herbal products typically have higher gross margins than prescription and OTC drugs. Sales of herbal products accounted for 11.5% of our revenue in the second quarter of 2009.

BIOPHARM ASIA, INC. AND SUBSIDIARIES
ITEM 2. MD&A

Other Products. Our other products include personal care products such as skin care, hair care and beauty products, family care products such as portable medical devices for family use, birth control and early pregnancy test products and convenience products, including soft drinks, packaged snacks, and other consumables, cleaning agents and stationery. Our other products also include seasonal and promotional items tailored to local consumer demand for convenience and quality. We believe offering these products increases customer visits by increasing the shopping convenience for our customers. Sales of other products accounted for 12% of our revenue in the second quarter of 2009.

The following table sets out a breakdown of our revenue by product categories for the periods indicated:

	For the Three Months Ended June 30,
	2009	2008
	% of Revenue	% of Revenue
Prescription drugs	25.5%	27%
OTC drugs	43%	42%
Nutritional supplements	8%	6%
Herbal products	11.5%	14%
Other products (1)	12%	11%

Total	100%	100%

(1) Includes personal care, family care and convenience products.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to small reporting companies.

ITEM 4. EVALUATION OF DISCLOSURE ON CONTROLS AND PROCEDURES.

(a)  Our senior management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

On May 7, 2009, we, then a public shell company, acquired CNPH in a transaction treated as a reverse acquisition. At such time we adopted the system of disclosure controls and procedures of CNPH as ours. Such disclosure controls and procedures were not adequate for a public reporting company and our management began the process of upgrading our disclosure controls and procedures.

We have conducted an evaluation of the disclosure controls and procedures and have determined that are deficiencies in our disclosure controls and procedures.  To remediate these deficiencies, we have commenced the implementation of certain  improvements  intended to ensure that information required to be disclosed in our periodic filings under the Exchange Act is accumulated and communicated to our management, to allow timely decisions regarding required disclosure and that all transactions are recorded, accumulated and processed to permit the preparation of financial statements in accordance with generally accepted accounting principles on a timely basis to allow compliance with our reporting obligations under the Exchange Act

(b) There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recently completed fiscal quarter which is the subject of this report  that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1 - Legal Proceedings ................................................  None

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds......  None

Item 3 - Defaults Upon Senior Securities ..................................  None

Item 4 - Submission of Matter to a Vote of Security Holders ...............  None

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

BIOPHARM ASIA, INC.

Dated: August 14, 2009	By:	/s/ Yunlu Yin
Yunlu Yin President and Chief Executive Officer