Form 10-Q/A
period 2009-06-30
BIOPHARM ASIA, INC.
filed 2009-10-09
CIK 1080908

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

Issuer's telephone number: 011-86-435-5211803

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

Explanatory Note

This amendment has been filed to amend Note 1 to our Notes to Consolidated Financial Statements and Item 4 of Part I (“Evaluation of Disclosure Controls and Procedures”) in response to comments received from the staff of the Securities and Exchange Commission.

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

Biological Assets

Biological assets, included in property plant and equipment, consist primarily of Schisandra berry trees, which provide the extract used to manufacture several traditional Chinese medicines. The costs to purchase and cultivate these trees and the expenditures related to labor and materials to prepare the land, to construct staking and wiring on the field, and labor costs for grafting and pruning during the early stages of the trees’ development. These costs are capitalized until the trees become commercially productive, at which time annual depreciation is recognized using the straight-line method over the economic useful life of the trees, which is estimated to be 27 years. Depreciation expenses pertaining to the biological assets aggregated to $71,284 and $68,871 for the six months ended June 30, 2009 and 2008, respectively, and are included in inventory costs and ultimately become a component of cost of goods sold.

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

Our chief executive officer and chief financial officer conducted an evaluation of our disclosure controls and procedures at the end of the period covered by this report and determined that our disclosure controls and procedures were not effective.  To remediate deficiencies in our disclosure controls and procedures, we have commenced the implementation of certain  improvements  intended to ensure that information required to be disclosed in our periodic filings under the Exchange Act is accumulated and communicated to our management, to allow timely decisions regarding required disclosure and that all transactions are recorded, accumulated and processed to permit the preparation of financial statements in accordance with generally accepted accounting principles on a timely basis to allow compliance with our reporting obligations under the Exchange Act

(b) There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recently completed fiscal quarter which is the subject of this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

BIOPHARM ASIA, INC.

Dated: October 8, 2009	By:	/s/ Yunlu Yin
Yunlu Yin President and Chief Executive Officer