Form 10-Q
period 2009-09-30
BIOPHARM ASIA, INC.
filed 2009-11-13
CIK 1080908

QUARTERLY REPORT
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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

At November 10, 2009, the Registrant had outstanding 50,000,000 shares of common stock.

FORM 10-Q
BIOPHARM ASIA, INC.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOPHARM ASIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$3,335,492	$5,869,607
Accounts receivable, net of allowance for doubtful accounts of $390,764 and
$417,029 at September 30, 2009 and December 31, 2008, respectively	14,049,087	14,937,074
Other receivables, net of allowance for doubtful accounts of $0 and $302,195
at September 30, 2009 and December 31, 2008, respectively	1,881,520	553,076
Advances to suppliers	882,772	108,146
Inventories	15,092,808	7,908,494
Deferred lease expense	614,251	409,680
Due from related parties	762,545	4,129,531
Total Current Assets	36,618,475	33,915,608

Property, plant and equipment, net of accumulated depreciation of $3,988,701 and
$3,293,973 at September 30, 2009 and December 31, 2008, respectively	11,327,135	7,407,966
Construction in progress	1,076,365	-
Intangible assets, net	207,563	250,807
Deferred tax asset	431,763	-
Long-term deferred lease expense	1,382,064	409,680
Total Assets	$51,043,365	$41,984,061

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Short-term loans	$5,177,255	$5,185,840
Accounts payable and accrued expenses	16,072,223	5,180,312
Advances from customers	324,992	315,885
Taxes payable	2,223,584	2,825,457
Dividend payable	164,668	-
Other payables	3,707,591	945,037
Due to related parties	478,525	777,810
Total Current Liabilities	28,148,838	15,230,341

Stockholders' Equity:
Preferred stock ($0.001 par value; 20,000,000 shares authorized; 155,000 shares
issued and outstanding)	155	-
Common stock ($0.001 par value, 150,000,000 shares authorized, 50,000,000
issued and outstanding)	50,000	50,000
Additional paid in capital	8,376,138	8,066,293
Statutory surplus reserves	3,203,971	2,117,010
Retained earnings	9,131,658	14,393,409
Accumulated other comprehensive income	2,132,605	2,127,008
Total Stockholders' Equity	22,894,527	26,753,720
Total Liabilities and Stockholders' Equity	$51,043,365	$41,984,061

See notes to unaudited consolidated financial statements

BIOPHARM ASIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Sales	$26,581,826	$18,446,155	$69,189,574	$51,856,747
Cost of goods sold	16,220,050	12,579,350	46,865,716	36,085,101
Gross profit	10,361,776	5,848,805	22,323,858	15,771,646

Operating expenses:
General and administrative expenses	1,790,376	363,916	2,342,689	1,123,762
Selling expenses	2,114,289	1,829,030	5,256,823	5,229,856
Total operating expenses	3,904,665	2,192,946	7,599,512	6,353,618

Income from operations	6,457,111	3,655,859	14,724,346	9,418,028
Interest expense	122,089	114,474	341,804	337,237
Income before income taxes	6,335,022	3,541,385	14,382,542	9,080,791

Income taxes	1,554,605	909,550	3,682,373	2,313,381
Net income	$4,780,417	$2,631,835	$10,700,169	$6,767,410

Weighted average basic and diluted shares outstanding:	50,000,000	50,000,000	50,000,000	50,000,000

Net income per basic and diluted share	$0.10	$0.05	$0.21	$0.14

Net income	$4,780,417	$2,631,835	$10,700,169	$6,767,410
Other comprehensive income:
Unrealized foreign currency translation adjustment	(3,219)	20,329	5,597	929,567
Comprehensive income	$4,777,198	$2,498,288	$10,705,766	$4,940,812

See notes to unaudited consolidated financial statements

BIOPHARM ASIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$10,700,169	$6,767,410
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	1,147,984	1,183,249
Deferred tax asset	(431,453)	-
Recovery of bad debt allowance	(327,909)	-
Changes in operating assets and liabilities:
Accounts receivable	906,864	4,196,922
Other receivables	(1,026,076)	449,222
Advances to suppliers	(785,658)	499,395
Inventories	(7,182,626)	(5,538,690)
Deferred lease expense	-	(24,075)
Accounts payables and accrued expenses	10,886,413	1,873,144
Other payables	1,426,839	442,101
Advances from customers	9,239	(508,634)
Taxes payable	(600,202)	(335,532)
Total adjustments	4,023,415	2,237,102
Net cash provided by operating activities	14,723,584	9,004,512

CASH FLOWS USED IN INVESTING ACTIVITIES
Long-term deferred lease expense	(1,585,675)	(200,033)
Construction in progress	(1,075,592)	-
Purchase of property, plant and equipment	(3,281,132)	(635,519)
Net cash used in investing activities	(5,942,399)	(835,552)

CASH FLOWS USED IN FINANCING ACTIVITIES
Sale of preferred stock	310,000	-
Dividend paid	(14,710,409)	(3,844,102)
Repayments of short-term loans	(3,766,620)	(3,682,476)
Proceeds from short-term loans	3,760,316	3,676,313
Due from related parties	3,374,300	(1,099,610)
Due to related parties	(298,423)	1,953,097
Net cash used in financing activities	(11,330,836)	(2,996,778)

NET (DECREASE) INCREASE IN CASH	(2,549,651)	5,172,182

EFFECT OF EXCHANGE RATE CHANGES ON CASH	15,536	482,075
CASH, BEGINNING OF YEAR	5,869,607	4,213,762
CASH, END OF PERIOD	$3,335,492	$9,868,019

SUPPLEMENTAL DISCLOSURES:
Cash paid during the periods for:
Interest paid	$341,464	$337,237
Income tax paid	$4,318,657	$2,514,083

See notes to unaudited consolidated financial statements

BIOPHARM ASIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(Unaudited)

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

BioPharm Asia, Inc. (the "Company" or “BioPharm”, previously Domain Registration, Corp.), is a Nevada corporation. BioPharm on April 28, 2009 created DOMR Merger Sub, Inc. (“Merger Sub”). On April 30, 2009, BioPharm and Merger Sub entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the BioPharm, Merger Sub and China Northern Pharmacy Holding Group Limited ("CNPH"), a British Virgin Islands corporation, and their shareholders. On May 7, 2009, Merger Sub merged with and into CNPH, (the “Merger”) with CNPH as the surviving corporation.

Pursuant to the terms of the Merger on May 7, 2009, in exchange for their shares in the CNPH, the shareholders of the CNPH received stock consideration consisting of 42,500,000 newly issued shares of the Company’s common stock, divided proportionally among the CNPH shareholders in accordance with their respective ownership interests in the CNPH. Prior to the merger, the Company had outstanding 7,500,000 shares of common stock. As a result of the Merger, the shareholders of the CNPH acquired approximately 85% of the outstanding stock of BioPharm, effectively obtaining operational and management control of the Company.

For accounting purposes, the Merger has been accounted for as a recapitalization of CNPH, whereby CNPH is considered the acquirer for accounting purposes, and BioPharm’s historical financial statements before the Merger have been replaced with the historical financial statements of CNPH before the Merger in all subsequent filings with the Securities and Exchange Commission (the “SEC”).
CNPH is a holding company that had acquired on November 25, 2008 all of the outstanding stock of China Northern Pharmacy Holding Group Limited, a Hong Kong company ("CNPH HK"), which was incorporated on October 16, 2008. CNPH HK is a holding company that on November 21, 2008 acquired all of the equity interests of Tonghua Huachen Herbal Planting Company Limited ("HERB"), and Tonghua S&T Medical & Pharmacy Company Limited ("PHARMACY"). Both HERB and PHARMACY are companies registered in the People’s Republic of China (the “PRC”).

HERB is an operating company incorporated on March 23, 2004 in Tonghua City, Jilin Province, the PRC, and it is engaged in planting, processing and selling herbs (such as Chinese Magnolia Vine, Ussuriensis Fritillary Bulb, Membranous Milk Vetch Root, Chinese Thorowax Root, Manchurian Wild Ginger, Ginseng, and Kudzurine Root) in China. HERB owns 100% of the equity interests of Tonghua Huachen Pharmaceutical Company Limited ("HUACHEN"), a PRC company founded in 1989 in Tonghua City, Jilin Province, and incorporated in Tonghua City on August 31, 2000. HUACHEN is engaged in the production and sale of herbal products, such as Qiweixiaoke Capsule, Shengan Bujin Tablets, Tongqiaobiyan Tablets, Huatanpingchuan Tablets, Wujiarongxue Oral Liquid, and Methocarbamol Capsule.

PHARMACY is an operating company incorporated in Tonghua City, Jilin Province, the PRC, on September 1, 2002. It is engaged in drug logistics and distribution in the PRC and as of September 30, 2009, PHARMACY owns 360 retail drug stores.  In addition, PHARMACY owns 100% of the equity interests of Yunnan Silin Pharmaceutical Company Limited ("SILIN"), a PRC company incorporated in Kunming City, Yunnan Province, on October 25, 2004, and which is engaged in the sale of medicine products to hospitals and pharmacy shops.

On May 4, 2009, the Board of Directors of CNPH, prior to the merger, declared a dividend to its then current shareholders of approximately $14,870,000 (RMB 101,644,311), of which $14,710,409 has been distributed.

On July 17, 2009, the Company filed an amendment to its Articles of Incorporation changing its corporate name from Domain Registration, Corp., to BioPharm Asia, Inc., authorizing the issuance of 20 million shares of preferred stock and increasing the number of authorized shares of common stock to 150 million shares from 50 million shares. The Company issued 155,000 shares of preferred stock for $310,000.

BioPharm, Merger Sub, CNPH, CNPH HK, HERB, PHARMACY, HUACHEN, and SILIN are collectively referred to as the “Company” unless specific reference is made to a specific entity of the consolidated company.

Basis of Presentation and Consolidation

The accompanying unaudited consolidated financial statements include the accounts of BioPharm Asia, Inc. and its subsidiaries. All material intercompany accounts, transactions and profits have been eliminated in consolidation.

These consolidated financial statements for the three and nine month periods ended September 30, 2009 and 2008 have been prepared in conformity with Generally Accepted Accounting Principles ("GAAP") in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X, as promulgated by the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The financial information as of December 31, 2008 is derived from the Company’s Form 8-K filed on May 8, 2009 with the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP in the United States of America have been condensed or omitted pursuant to the SEC’s rules and regulations. The financial statements for the three and nine month periods ended September 30, 2009 and 2008 are unaudited and include all adjustments considered necessary by management for a fair presentation of the results of operations for the three and nine month periods ended September 30, 2009 and 2008. All such adjustments are of a normal recurring nature. The results of the Company’s operations for any interim period are not necessarily indicative of the Company’s operations for a full fiscal year

Use of Estimates

The Company's consolidated financial statements have been prepared in accordance with GAAP and this requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ significantly from these estimates under different assumptions or conditions. Significant estimates include the allowance for doubtful accounts, the allowance for obsolete inventory, the useful lives of property and equipment, intangible assets, deferred lease expense, the allowance for deferred tax assets, and accruals for taxes due.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. The Company maintains cash and cash equivalents with various financial institutions mainly in the PRC. Balances at financial institutions or state-owned banks within the PRC are not covered by insurance. Non-performance by these institutions could expose the Company to losses for amounts in excess of insured balances. At September 30, 2009 and December 31, 2008, the Company's bank balances held in Chinese institutions of approximately $3.3 million and $5.9 million, respectively, were uninsured. The Company has not experienced, nor does it anticipate, non-performance by these institutions.

Accounts Receivable

The Company records accounts receivable net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, the customers historical payment history, its current credit-worthiness and current economic trends. The amount of the provision, if any, is recognized in the consolidated statements of operations within the general and administrative expenses. Accounts are written off after appropriate collection efforts are conducted. The activities in the allowance for doubtful accounts for the nine months ended September 30, 2009 and for the year ended December 31, 2008 are as follows:

For the nine months ended September 30, 2009:

Allowance for Doubtful Accounts
Balance, January 1, 2009	$417,029
Recovery	(26,063)
Foreign currency translation adjustments	(202)
Balance, September 30, 2009	$390,764

For the year ended December 31, 2008:

Allowance for Doubtful Accounts
Balance, January 1, 2008	$390,196
Recovery	-
Foreign currency translation adjustments	26,833
Balance, December 31, 2008	$417,029

Inventories

Inventories are stated at the lower of cost or market utilizing the moving average method. Costs of work-in-progress and finished goods are composed of direct materials, direct labor and an attributable portion of manufacturing overhead. An allowance is established when management determines that the carrying value of certain inventories may not be realizable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserves for the difference between the cost and the market value. These reserves are recorded based on estimates and reflected in cost of sales. There were no allowances deemed necessary by management as of September 30, 2009 and December 31, 2008.

Property, Plant and Equipment

Property, plant and equipment is recorded at cost and depreciation is provided using the straight-line method over the estimated useful lives of the assets. Expenditures for major additions or improvements, which extend the useful lives of assets, are capitalized. Minor replacements, maintenance and repairs, which do not improve or extend the lives of the assets, are charged to operations as incurred. Disposals are removed at cost less accumulated depreciation, and any resulting gain or loss is reflected in current operations. In accordance with the GAAP, the Company examines the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable.

Construction in Progress

Construction in progress consists of costs incurred for construction projects that have not yet been completed. These predominantly relate to the Company's expansion of its retail stores. Once these projects are completed, the costs will be transferred to the appropriate property, plant and equipment category.

Biological Assets

Biological assets, which are included in property, plant and equipment, consist primarily of Schisandra berry trees, which provide the extract used to manufacture several traditional Chinese medicines. The costs to purchase and cultivate these trees and the expenditures related to labor and materials to prepare the land, to construct staking and wiring on the field, and labor costs for grafting and pruning during the early stages of the trees’ development. These costs are capitalized until the trees become commercially productive, at which time annual depreciation is recognized using the straight-line method over the economic useful life of the trees, which is estimated to be 27 years. Depreciation expense pertaining to the biological assets aggregated to $105,764 and $104,396 for the nine months ended September 30, 2009 and 2008, respectively, and are included in inventory costs and ultimately become a component of cost of goods sold.

Impairment of Long-lived Assets

In accordance with GAAP, the Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the assets estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the nine months ended September 30, 2009 and the year ended December 31, 2008.

Fair Value of Financial Instruments

Effective January 1, 2008, the Company adopted ASC 820-Fair Value Measurements and Disclosure or ASC 820 for assets and liabilities measured at fair value on a recurring basis. ASC 820 establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements, establishes a framework for measuring fair value and expands disclosure about such fair value measurements. The adoption of ASC 820 did not have an impact on the Company’s financial position or operating results, but did expand certain disclosures.

ASC 820 defines fair value as the price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, ASC 820 requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized below:

Level 1:	Observable inputs such as quoted market prices in active markets for identical assets or liabilities

Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data

Level 3:	Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions.

Cash and cash equivalents include money market securities and commercial paper that are considered to be highly liquid and easily tradable. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within the fair value hierarchy.

In addition, the Company did not elect the fair value options for any of its qualifying financial instruments.

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

The Company follows GAAP in translating financial statement amounts from RMB to the U.S. dollars ("US$" or "$"). Asset and liability accounts at September 30, 2009 and December 31, 2008 were translated at 6.8376 RMB to $1.00 and at 6.8346 RMB to $1.00, respectively. Equity accounts were stated at their historical rate. The average translation rates applied to income statements for the nine months ended September 30, 2009 and 2008 were 6.8425 RMB and 6.9989 RMB to $1.00, respectively. In accordance with GAAP, cash flows from the Company's operations are calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet. The resulting translation adjustments are reported under other comprehensive income in accordance with GAAP.

Revenue Recognition

Product sales are generally recognized when title to the product has transferred to customers in accordance with the terms of the sale. The Company recognizes revenue in accordance with the SEC Staff Accounting Bulletin (“SAB”) No. 101, "Revenue Recognition in Financial Statements" as amended by SAB No. 104 (together, "SAB 104"). SAB 104 states that revenue should not be recognized until it is realized or realizable and earned. In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

Shipping and Handling Expenses

Shipping and handling expenses totaled $1,341,261 and $954,581 for the nine month periods ended September 30, 2009 and 2008, respectively, and are included in selling expenses.

Income Taxes

The Company is subject to the Income Tax Law of the People’s Republic of China. Income taxes are accounted for under FASB ASC-740 Income Taxes or ASC 740. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases and tax loss carry forwards. Any deferred tax assets and liabilities would be measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consists principally of cash and trade accounts receivable. Substantially all of the Company's cash is maintained with state-owned banks within the PRC, and these deposits are not covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts. A significant portion of the Company's sales are credit sales which are primarily to customers whose ability to pay is dependent upon their financial condition, as well as the industry economics prevailing in these areas. The Company performs ongoing credit evaluations of its customers to help further reduce credit risk.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income consisted of unrealized gains or losses resulting from the translation of financial statements from RMB to US dollars. For the nine months periods ended September 30, 2009 and 2008, the unrealized foreign currency translation adjustments were a gain of $5,597 and a gain of $929,567, respectively.

Recent Accounting Pronouncements

Accounting Standards Codification: In July 2009, the Financial Accounting Standards Board (“FASB”) issued standards that established the FASB Accounting Standards Codification (“ASC” or “Codification”) as the single source of authoritative US GAAP for nongovernmental entities. The ASC supersedes all non-SEC accounting and reporting standards that existed at the ASC’s effective date, including FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and related literature. The FASB uses Accounting Standards Updates (“ASU”) to amend the ASC. The Codification was effective for interim and annual periods ending after September 15, 2009 (i.e., the quarterly period ended September 30, 2009 for the Company).

In December 2007, the FASB issued a standard that established new standards to govern the accounting for and reporting of non-controlling interests in partially owned consolidated subsidiaries and, the loss of control of subsidiaries. Non-controlling interest will be reported as part of equity in the consolidated financial statements. Losses will be allocated to the non-controlling interest, and, if control is maintained, changes in ownership interests will be treated as equity transactions. Upon a loss of control, any gain or loss on the interest sold will be recognized in earnings. This new standard was effective for periods beginning after December 15, 2008. The Company has adopted and evaluated this standard and determined that there was no impact as of September 30, 2009.

In March 2008, the FASB issued a standard that is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has evaluated the new standard and determined that there was no impact as of September 30, 2009.

In May 2009, the FASB issued a standard that established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. The Company has adopted this statement.

On June 16, 2008, the FASB issued a standard to address the question of whether instruments granted in share-based payment transactions are participating securities prior to vesting. The new standard determines that unvested share-based payment awards that contain rights to dividend payments should be included in earning per share calculations. The guidance will be effective for fiscal years beginning after December 15, 2008. The Company has adopted and evaluated the new standard and determined that there was no impact as of September 30, 2009.

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies. Due to the tentative and preliminary nature of those proposed standards, management has not determined whether implementation of such proposed standards would be material to our unaudited consolidated financial statements.

NOTE 2 - ACCOUNTS RECEIVABLE

At September 30, 2009 and December 31, 2008, Accounts receivable consisted of the following:

	September 30, 2009	December 31, 2008
	(Unaudited)
Accounts receivable	$14,439,851	$15,354,103
Less: Allowance for doubtful accounts	(390,764)	(417,029)
Accounts receivable, net	$14,049,087	$14,937,074

Based on the Company’s periodic review of accounts receivable balances, the Company recorded the recovery of the allowance for doubtful accounts of $26,063 and $0 during the nine months ended September 30, 2009 and 2008, respectively, after considering management’s evaluation of the collectability of individual receivable balances, including the analysis of subsequent collections, the customers’ collection history, and recent economic events. The benefit of the recovery is included in the general and administrative expenses of the unaudited consolidated statements of operations.

NOTE 3 - OTHER RECEIVABLES

At September 30, 2009 and December 31, 2008, other receivables consisted of the following:

	September 30, 2009	December 31, 2008
	(Unaudited)
Security deposits	$361,090	$361,344
Income tax refund	37,666	-
Advances to employees	1,482,764	493,927
Subtotal	1,881,520	855,271
Less: allowance for doubtful accounts	-	(302,195)
Other receivables, net	$1,881,520	$553,076

Advances to employees are primarily advances made to employees and salesmen for travel expenses to be incurred by these individuals in service to the Company.

Based on the Company’s periodic review of other receivable balances, the Company recorded the recovery of the allowance for doubtful accounts of $301,846 and $0 during the nine months ended September 30, 2009 and 2008, respectively, after considering management’s evaluation of the collectability of individual receivable balances, including the analysis of subsequent collections, the customers’ collection history, and recent economic events. The benefit of the recovery is included in the general and administrative expenses.

NOTE 4 - ADVANCES TO SUPPLIERS

Advances to suppliers at September 30, 2009 and December 31, 2008 totaled $882,772 and $108,146, respectively, and consists primarily of prepayments to suppliers for merchandise that had not yet been shipped to the Company, as well as services that had not yet been provided to the Company. The Company recognizes advances as inventory or expense as suppliers make delivery of goods or provide services.

NOTE 5 - INVENTORIES

At September 30, 2009 and December 31, 2008, inventories consisted of the following:

	September 30, 2009	December 31, 2008
	(Unaudited)
Raw materials	$1,346,386	$357,392
Work in process	87,006	1,246,482
Finished goods	13,659,416	6,304,620
Total	$15,092,808	$7,908,494

As of September 30, 2009 and December 31, 2008, no provision for obsolete inventory was deemed necessary by the Company.

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT AND CONSTRUCTION IN PROGRESS

At September 30, 2009 and December 31, 2008, property, plant and equipment and construction in progress, consisted of the following:

	Estimated Useful Life (Years)	September 30, 2009	December 31, 2008
		(Unaudited)
Buildings	20	$4,921,769	$4,923,929
Biological assets	27	5,596,666	3,706,031
Machinery	10	1,525,859	1,526,529
Vehicles	5	375,949	344,686
Equipment	5	216,997	200,764
Leasehold improvements	5	2,678,596	-
Construction in progress	n/a	1,076,365	-
Gross Property, plant and equipment		16,392,201	10,701,939
Less: accumulated depreciation		(3,988,701)	(3,293,973)
Net Property, Plant and Equipment		$12,403,500	$7,407,966

The Company recorded depreciation expense of $695,674 and $690,607 for the nine months ended September 30, 2009 and 2008, respectively. There were no impairment provisions made at September 30, 2009 and December 31, 2008.

NOTE 7 - INTANGIBLE ASSETS

At September 30, 2009 and December 31, 2008, Intangible assets consisted of the following:

	September 30, 2009	December 31, 2008
	(Unaudited)
Manufacturing right (China pharmaceutical manufacturing permit)	$409,500	$409,680
License fees (Medicine patent)	162,700	162,772
Software (Accounting system)	4,388	4,389
Gross Intangible Assets	576,588	576,841
Less: accumulated amortization	(369,025)	(326,034)
Net Intangible Assets	$207,563	$250,807

Amortization expense amounted to $43,103 and $42,569 for the nine months ended September 30, 2009 and 2008.

NOTE 8 – DEFERRED LEASE EXPENSE

Deferred lease expenses of $1,996,314 and $819,360 as of September 30, 2009 and December 31, 2008, respectively, were prepaid lease payments for the two farms the Company leased from the third parties and used to plant Schisandra trees. Schisandra is harvested once a year with the highest production yield beginning three years after initial planting, The Schisandra berries can be used to produce Chinese medicines for a variety of diseases.

One of the land parcels is approximately 330 acres and was leased for a 30 year term which began January 1, 2003. The total lease payment of $12,295,262 (RMB 84,000,000) was to be paid in four installment dates, June 30, 2003, June 30, 2011, June 30, 2019, and June 30, 2027. The annual lease expense has been straight-lined over the life of the lease and is approximately $410,000 (RMB 2,800,000) per year.  As of September 30, 2009 and December 31, 2008, the Company had a long-term deferred lease expense on this parcel of land of $102,376 and $409,680, respectively. The following table reflects the scheduled future lease payment dates and amounts for the land:

June 30, 2011	$3,278,737
June 30, 2019	3,278,737
June 30, 2027	2,459,051
Total	$9,016,525

The Company has leased a second parcel of land comprised of approximately 165 acres pursuant to a 25 year lease commencing January 1, 2008. The total payments of $5,123,026 (RMB 35,000,000), over the 25 years of the lease, are to be paid in four installment dates, June 30, 2008, June 30, 2009, June 30, 2017 (approximately $1,639,800), and June 30, 2025 (approximately $1,639,800). The average annual rental expense was approximately $205,000 (RMB 1,400,000) based on a straight-lined expensing of lease. During the periods for the three months ended September 30, 2009, the Company recorded the rental payable of $1,484,438. As of September 30, 2009, the Company has a long-term deferred lease expense on this parcel of land of $1,279,688.

NOTE 9 - SHORT-TERM LOANS

At September 30, 2009 and December 31, 2008, short-term loans, consisted of the following:

	September 30, 2009	December 31, 2008
	(Unaudited)
Loan payable to City Credit Union (Construction Road) due on November 10, 2009 with annual interest rate of 11.02% and secured by buildings and equipment.	$-	$292,630

Loan payable to City Credit Union (Construction Road) due on June 21, 2009 with annual interest rate of 10.5% and secured by buildings and equipment.	-	2,959,939

Loan payable to City Credit Union (Construction Road) due on April 21, 2009 with annual interest rate of 10.5% and secured by buildings and equipment.	-	804,728

Loan payable to City Credit Union (Construction Road) due on December 20, 2009 with annual interest rate of 10.5% and secured by buildings and equipment.	757,576	757,909

Loan payable to City Credit Union (Construction Road) due on July 21, 2010 with annual interest rate of 10.5% and secured by buildings and equipment.	144,788	151,162

Loan payable to Agriculture Finance Bureau of TongHua government, due on October 30, 2009, non-interest bearing and secured by buildings.	292,500	219,472

Loan payable to City Credit Union (Construction Road) due on April 20, 2010 with annual interest rate of 5.94% and secured by buildings and equipment.	804,376	-

Loan payable to Agriculture Finance Bureau of TongHua Government, due on October 30, 2009, non-interest bearing and secured by buildings.	219,375	-

Loan payable to City Credit Union (Construction Road) due on June 20, 2010 with annual interest rate of 5.94%, secured by buildings and equipment.	2,958,640	-

Total short term loans	$5,177,255	$5,185,840

NOTE 10 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

At September 30, 2009 and December 31, 2008, accounts payable and accrued expenses were $16,072,223 and $5,180,312, respectively. Accounts payable is primarily payments due to suppliers and vendors. Items included in Accounts payable and accrued expenses are the following:
.
	September 30, 2009	December 31, 2008
	(Unaudited)
Accounts payable	$15,873,888	$4,966,343
Accrued expense	60,907	-
Payroll and welfare payables	137,428	213,969
Total accounts payable and accrued expenses	$16,072,223	$5,180,312

NOTE 11 - ADVANCES FROM CUSTOMERS

Advances from customers represent prepayments to the Company for merchandise that had not yet been shipped to customers or services that had not yet been rendered to customers. The Company will recognize these advances as revenue as customers take delivery of the goods or when the services have been rendered, in compliance with the Company’s revenue recognition policy. Advances from customers totaled $324,992 and $315,885 at September 30, 2009 and December 31, 2008, respectively.

NOTE 12 - TAXES PAYABLE

At September 30, 2009 and December 31, 2008, taxes payable consisted of the following:

	September 30, 2009	December 31, 2008
	(Unaudited)
Income taxes payable	$1,150,712	$1,318,603
Value added tax payable	918,281	1,211,905
Other tax payable	154,591	294,949
Total taxes payable	$2,223,584	$2,825,457

The Company accounts for income taxes under a standard that requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carry forwards. GAAP additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Realization of deferred tax assets is depending upon future earnings, if any, of which the timing and amount are uncertain. The Company is subject to the Income Tax Laws of the PRC, Hong Kong and the United States.

The Company calculates its interim income tax provision in accordance with GAAP and thus in calculating the provision for income taxes on an interim basis, the Company uses an estimate of the annual effective tax rate based upon the facts and circumstances known and applies that rate to its ordinary year to date earnings or losses. The Company’s effective tax rate is based on expected income and statutory tax rates and takes into consideration any permanent differences between financial statement and tax return income applicable to the Company in the jurisdictions in which the Company operates. The effect of discrete items, such as changes in estimates, changes in enacted tax laws or rates or tax status, and unusual or infrequently occurring events, would be recognized in the interim period in which the discrete item occurs. The accounting estimates used to compute the provision for income taxes may change as new events occur, additional information is obtained or as the result of new judicial interpretations or regulatory or tax law changes.

Since January 1, 2008, under the Income Tax Laws of PRC, Chinese companies are generally subject to an income tax at an effective rate of 25% on income reported in the their statutory financial statements after appropriate tax adjustments. The Company's PRC subsidiaries are subject to these statutory rates. HERB, one of the Company's Chinese operating subsidiaries, has engaged in the agriculture and wholesale business. HERB’s business profits from these agriculture operations are exempt from the income taxes in accordance with the PRC Income Tax Laws. HERB’s non-agricultural operations are subject to the effective PRC income tax rate of 25%.

CNPH HK was incorporated in Hong Kong and is subject to Hong Kong profit tax of 17.5% on its activities conducted in Hong Kong and any income arising in or derived from Hong Kong. No provision for profits tax has been made as the Company has no assessable income from Hong Kong for the periods through September 30, 2009.

The Company has had no assessable income within the United States.

NOTE 13 - OTHER PAYABLES

At September 30, 2009 and December 31, 2008, other payables consisted of the following:

	September 30, 2009	December 31, 2008
	(Unaudited)
Security deposits from salesmen	$425,689	$458,339
Payables to construction suppliers	1,320,875	-
Bonus and commissions to salesmen	1,371,302	7,603
Union payable	2,990	2,302
Employees benefits payables	55,926	33,895
Payables to employees	530,809	442,898
Total other payable	$3,707,591	$945,037

NOTE 14 – SEGMENT REPORTING

GAAP requires the use of the management approach model for segment reporting. The management approach model is based on how a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. Based on this model, the Company has determined that it has four segments. The Company’s principal businesses are the planting, manufacturing, distribution and retail sale of a broad line of health care products. Based on the various operation activities, the Company’s reportable segments are as follows:

Herbal planting – planting, processing and selling herbs in China.
Drug manufacturing – the production and sale of herbal and pharmaceutical products.
Distribution – the sale of healthcare products to hospitals and pharmacy shops.
Retailing – the sale of healthcare products to consumers.

	Three months ended September 30, 2009
	Herbal Planting	Drug Manufacturing	Distribution	Retailing	Corporate	Total
Revenues	$(2,808)	$6,781,811	$10,467,116	$9,335,707	$-	$26,581,826
Depreciation and Amortization	$329,285	$116,976	$5,380	$-	$-	$451,641
Segment profit (loss)	$(58,485)	$1,063,407	$2,781,984	$2,936,077	$(265,872)	$6,457,111
Segment assets	$12,636,553	$16,312,900	$19,339,827	$2,467,510	$286,574	$51,043,365
Expenditures for segment assets	$2,215,580	$-	$47,712	$1,348,804	$-	$3,606,096

	Three months ended September 30, 2008
	Herbal Planting	Drug Manufacturing	Distribution	Retailing	Corporate	Total
Revenues	$54,440	$8,047,055	$10,344,660	$-	$-	$18,446,155
Depreciation and Amortization	$253,003	$99,269	$3,624	$-	$-	$355,896
Segment profit (loss)	$(60,981)	$1,777,886	$1,938,954	$-	$-	$3,655,859
Segment assets	$12,076,765	$20,145,771	$10,786,489	$-	$-	$43,009,025
Expenditures for segment assets	$202,032	$807	$-	$-	$-	$202,839

	Nine months ended September 30, 2009
	Herbal Planting	Drug Manufacturing	Distribution	Retailing	Corporate	Total
Revenues	$2,337,677	$18,749,960	$36,249,335	$11,852,602	$-	$69,189,574
Depreciation and Amortization	$851,387	$281,871	$14,726	$-	$-	$1,147,984
Segment profit (loss)	$487,464	$3,797,187	$7,474,513	$3,479,306	$(514,124)	$14,724,346
Expenditures for segment assets	$2,966,495	$-	$47,702	$1,342,527	$-	$4,356,724

	Nine months ended September 30, 2008
	Herbal Planting	Drug Manufacturing	Distribution	Retailing	Corporate	Total
Revenues	$2,209,276	$20,872,910	$28,774,561	$-	$-	$51,856,747
Depreciation and Amortization	$682,343	$290,229	$10,645	$-	$-	$1,183,249
Segment profit (loss)	$(31,438)	$4,156,007	$5,293,459	$-	$-	$9,418,028
Expenditures for segment assets	$573,628	$61,594	$38,578	$-	$-	$635,519

In 2008, all corporate cost was booked in the general and administrative expenses, the Company has been re-organized and these expenses are now separately reported.

NOTE 15 - RELATED PARTY TRANSACTIONS

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

Due to related parties:

Related Party	September 30, 2009	December 31, 2008
	(Unaudited)
Hong Lin	$52,384	$334,912
YanHua Han	121	-
Xueye Jing	-	442,898
Kean Yuan	-	-
Giant Fortune Ltd.	426,020	-
Total due to related parties	$478,525	$777,810

Due from related parties:

Related Party	September 30, 2009	December 31, 2008
	(Unaudited)
Yanhua Han	$712,622	$544,830
Xiandong Meng	-	3,584,701
Baoyou Han	49,923	-
Total due from related parties	$762,545	$4,129,531

NOTE 16 - STATUTORY SURPLUS RESERVE

In accordance with PRC regulations, the Company is required to make appropriations to reserve funds, based on after-tax net income, from their PRC incorporated subsidiaries. Collectively these are the statutory surplus reserves and are contained in the Company’s stockholders’ equity. Annual appropriations to the statutory surplus reserve should be at least 10% of the after tax net income determined in accordance with PRC regulations until the statutory surplus reserve is equal to 50% of the entity’s registered capital or members’ equity.

HERB and HUACHEN transfers 10% of the profit after tax as reported in their PRC statutory financial statements to these statutory reserve funds. The reserves can be used to offset losses incurred or to increase the registered capital. Except for the reduction of losses incurred, any other application should not result in this reserve balance falling below 25% of the registered capital. The statutory reserve funds of both PHARMACY and SILIN as of September 30, 2009 have reached 50% of their registered capital, and thus do not need to make any further contributions.

As of September 30, 2009 and December 31, 2008, the Company had statutory surplus reserve balances of $3,203,971 and $2,117,010, respectively.

NOTE 17 - OFF-BALANCE SHEET ARRANGEMENTS

The Company had no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, revenues, and expenses, results of operations, liquidity, capital expenditures or capital resources.

NOTE 18 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through November 13, 2009, and has determined that there were no subsequent events to recognize or disclose in these financial statements.

BIOPHARM ASIA, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)

The following discussion should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and Notes thereto appearing elsewhere in this Report on Form 10-Q. The following discussion contains forward-looking statements. Our actual results may differ significantly from those projected. Factors that may cause future results to differ materially from those projected include, but are not limited to, those discussed in "Risk Factors" in the Form 8-K dated May 8, 2009 and elsewhere in this Form 10-Q.

Introduction

On May 7, 2009, BioPharm Asia, Inc. (then known as Domain Registration, Corp.) acquired China Northern Pharmacy Holding Group Limited ("CNPH"), pursuant to an Agreement and Plan of Merger dated as of April 30, 2009 with CNPH and its shareholders, as a result of the merger of CNPH with and into a newly-formed wholly-owned subsidiary of our company, with CNPH as the surviving corporation (the “Merger”). The shareholders of CNPH received 42,500,000 shares of our common stock in connection with the Merger, representing approximately 85% of our outstanding shares of common stock, effectively obtaining operational and management control of our company.

For accounting purposes, the Merger has been accounted for as a recapitalization of CNPH, whereby CNPH is considered the acquirer for accounting purposes, and BioPharm’s historical financial statements before the Merger have been replaced with the historical financial statements of CNPH before the Merger in all subsequent filings with the Securities and Exchange Commission (the “SEC”).

CNPH is a holding company that had acquired on November 25, 2008 all of the outstanding stock of China Northern Pharmacy Holding Group Limited, a Hong Kong company ("CNPH HK"), which was incorporated on October 16, 2008. CNPH HK is a holding company that on November 21, 2008 acquired all of the equity interests of Tonghua Huachen Herbal Planting Company Limited ("HERB"), and Tonghua S&T Medical & Pharmacy Company Limited ("PHARMACY"). Both HERB and PHARMACY are companies registered in the People’s Republic of China (the “PRC”).

HERB is engaged in planting, processing and selling herbs (such as Chinese Magnolia Vine, Ussuriensis Fritillary Bulb, Membranous Milk Vetch Root, Chinese Thorowax Root, Manchurian Wild Ginger, Ginseng, and Kudzurine Root) in China. HERB owns 100% of the equity interests of Tonghua Huachen Pharmaceutical Company Limited which is engaged in the production and sale of herbal products, such as Qiweixiaoke Capsule, Shengan Bujin Tablets, Tongqiaobiyan Tablets, Huatanpingchuan Tablets, Wujiarongxue Oral Liquid, and Methocarbamol Capsule.

Our Business Segments

Our principal businesses are the planting, manufacturing, distribution and retail sale of a broad line of health care products. Based on the various operation activities, our reportable segments are as follows:
  Herbal planting – planting, processing and selling herbs in China.
  Drug manufacturing – the production and sale of herbal and pharmaceutical products.
  Distribution – the sale of healthcare products to hospitals and pharmacy shops.
  Retailing – the sale of healthcare products to consumers.

Product Offerings

Our retail drug stores offer the following products which can be broadly classified into the following categories:

Prescription Drugs. Our retail stores offer approximately 300 prescription drugs. We accept prescriptions only from licensed health care providers and do not prescribe medications or otherwise practice medicine. Our in-store pharmacists verify the validity, accuracy and completeness of all prescription drug orders. We ask all prescription drug customers to provide us with information regarding drug allergies, current medical conditions and current medications. Sales of prescription drugs accounted for 25.5% of our revenue in the third quarter of 2009.

OTC Drugs. We offer approximately 1,150 over-the-counter (“OTC”) drugs, including western medicines and traditional Chinese medicines, for the treatment of common diseases. Sales of OTC drugs accounted for 43% of our revenue in the third quarter of 2009.

Nutritional Supplements. We offer approximately 85 nutritional supplements, including a variety of healthcare supplements, vitamins, minerals and dietary products. We expect sales of nutritional supplements to increase more rapidly than those of drugs due to increasing wealth and disposable income of Chinese residents living in the larger metropolitan cities, and intend to rapidly grow the variety of nutritional supplements available in our stores. Nutritional supplements normally generate higher gross margins than prescription and OTC drugs. Sales of nutritional supplements accounted for 8% of our revenue in the third quarter of 2009.

Herbal Products. We offer various types of drinkable herbal remedies and packages of assorted herbs for making soup, which are used by consumers as health supplements. Herbal products typically have higher gross margins than prescription and OTC drugs. Sales of herbal products accounted for 11.5% of our revenue in the third quarter of 2009.

Other Products. Our other products include personal care products such as skin care, hair care and beauty products, family care products such as portable medical devices for family use, birth control and early pregnancy test products and convenience products, including soft drinks, packaged snacks, and other consumables, cleaning agents and stationery. Our other products also include seasonal and promotional items tailored to local consumer demand for convenience and quality. We believe offering these products increases customer visits by increasing the shopping convenience for our customers. Sales of other products accounted for 12% of our revenue in the third quarter of 2009.

The following table sets out a breakdown of our retail revenue by product categories for the periods indicated:

	For the Three Months Ended September 30,
	2009	2008
	% of Revenue	% of Revenue
Prescription drugs	25.5%	27%
OTC drugs	43%	42%
Nutritional supplements	8%	6%
Herbal products	11.5%	14%
Other products (1)	12%	11%

Total	100%	100%

RESULTS OF OPERATIONS

The following table presents certain information derived from our unaudited consolidated statements of operations and the statements of cash flows for the three and nine months ended September 30, 2009 and 2008.

	Three months ended September 30, 2009	Three months ended September 30, 2008	Percentage of change
Net Revenue	$26,581,826	$18,446,155	44.%
Cost of Net Revenue	16,220,050	12,597,350	28.8%
Gross Profit	10,361,776	5,848,805	77.2%
General and Administrative Expenses	1,790,376	363,916	392.0%
Selling Expense	2,114,289	1,829,030	15.6%
Income from Operations	6,457,111	3,655,859	76.6%
Other Expenses, net	122,089	114,474	6.7%
Income Before Taxes	6,335,022	3,541,385	78.9%
Income Taxes	1,554,605	909,550	70.9%
Net Income	$4,780,417	$2,631,835	81.6%

	Nine months ended September 30, 2009	Nine months ended September 30, 2008	Percentage of change
Net Revenue	$69,189,574	$51,856,747	33.4%
Cost of Revenue	46,865,716	36,085,101	29.9%
Gross Profit	22,323,858	15,771,646	41.5%
General and Administrative Expenses	2,342,689	1,123,762	108.5%
Selling Expense	5,256,823	5,229,856	0.5%
Income from Operations	14,724,346	9,418,028	56.3%
Other Expenses, net	341,804	337,237	1.4%
Income Before Taxes	14,382,542	9,080,791	58.4%
Income Taxes	3,682,373	2,313,381	59.2%
Net Income	$10,700,169	$6,767,410	58.1%

Net revenue Net revenues were $26,581,826 for three months ended September 30, 2009, an increase of $8,135,671 (or approximately 44.1%) as compared to the September 30, 2008 period. This increase was primarily attributable to approximately $9.3 million of revenue resulting from the Company’s 360 newly opened drug stores. This was partially offset by an approximately $1.2 million reduction in revenues from drug manufacturing due to an increase in the proportion of the products delivered to our own distribution and retail channels which caused the revenue recorded by manufacturing to decrease.

Net revenues were $69,189,574 for nine months ended September 30, 2009, an increase of $17,332,827 (or approximately 33.4%) as compared to the September 30, 2008 period. This increase was primarily due to an approximately $ 11,852,602 in revenue from the company’s newly opened drug stores and an increase of $7,474,774 of wholesale sales to drug stores, hospitals and other medicine retail outlets due to growth in the number of customers and the granting of more flexible credit terms to customers.

	Net Revenue by Segment
	Three months ended September 30, 2009		Three months ended September 30, 2008
Segment		Percent of total		Percent of total
Herbal Planting	$(2,808)	(0.01)%	$54,440	0.3%
Drug Manufacturing	6,781,811	25.5%	8,047,055	43.6%
Distribution	10,467,116	39.4%	10,344,660	56.1%
Retailing	9,335,707	35.1%	-	-
Total	$26,581,826	100%	$18,446,155	100%

Three months ended September 30
2009 vs. 2008
Segment	Percent increase of net revenue
Herbal Planting	n/a
Drug Manufacturing	(15.7)%
Distribution	1.2%
Retailing	n/m

	Net Revenue by Segment
	Nine months ended September 30, 2009			Nine months ended September 30, 2008
Segment		Percent of total			Percent of total
Herbal Planting	$2,337,677	3.4%	%	$2,209,276	4.3%
Drug Manufacturing	18,749,960	27.1%	%	20,872,910	40.3%
Distribution	36,249,335	52.4%	%	28,774,561	55.4%
Retailing	11,852,602	17.1%	%	-	-
Total	$69,189,574	100%	%	$51,856,747	100%

Nine Months Ended September 30
2009 vs. 2008
Segment	Percent increase of net revenue
Herbal Planting	5.8%
Drug Manufacturing	(10.2)%
Distribution	26.0%
Retailing	n/m

Revenue for each segment is derived from the following sources:

  Herbal planting – the revenue is from the sale of herbs (including Chinese Magnolia Vine, Ussuriensis Fritillary Bulb, Membranous Milk Vetch Root, Chinese Thorowax Root, Manchurian Wild Ginger, Ginseng, and Kudzurine Root) in China.
  Drug manufacturing – the revenue is from the sale of herbal and pharmaceutical products. such as Qiweixiaoke Capsule, Shengan Bujin Tablets, Tongqiaobiyan Tablets, Huatanpingchuan Tablets, Wujiarongxue Oral Liquid, and Methocarbamol Capsule.
  Distribution – the revenue is from the sale of medicine products to hospitals and pharmacy shops.
  Retailing – the revenue is from the sale of medicine products to consumers.

Cost of Net Revenue and Gross Profit

	Three months ended September 30,
	2009	% of Net Revenue	2008	% of Net Revenue
Cost of Net Revenue	$16,220,050	61.0%	$12,597,350	68.3%
Gross Profit	$10,361,776	39.0%	$5,848,805	31.7%

	Nine months ended September 30,
	2009	% of Net Revenue	2008	% of Net Revenue
Cost of Net Revenue	$46,865,716	67.7%	$36,085,101	69.6%
Gross Profit	$22,323,858	32.3%	$15,771,646	30.4%

Cost of net revenue reflects the raw materials-consumed, the direct salaries and benefits of staff engaged in the production process, and the electricity and other manufacturing and logistics costs. The cost of net revenue for the three and nine month periods ended September 30, 2009 increased by $3,622,700 and $10,780,615, respectively, due to the increase in revenues.

The Company’s gross profit as a percentage of net revenue improved by 7.3 percentage and 1.9 percentage, respectively, for the three and nine months periods ended September 30, 2009 as compared to the same periods in 2008. These increases resulted from the revenue from the newly opened drug stores which have a higher gross profit margin, and in part due to using products sourced from the Company at a lower cost.

Operating Expenses The Company’s ability to control its operating expenses is a key factor driving results of operations. The following table sets forth the operating expenses as a percentage of revenue for the periods indicated:

	Three Months Ended September 30,
	2009	% of Net Revenue	2008	% of Net Revenue
General and administrative expenses	$1,790,376	6.7%	$363,916	2.0%
Selling expenses	2,114,289	8.0%	1,829,030	9.9%
Total operating expenses	$3,904,665	14.7%	$2,192,946	11.9%

	Nine Months Ended September 30,
	2009	% of Net Revenue	2008	% of Net Revenue
General and administrative expenses	$2,342,689	3.4%	$1,123,762	2.2%
Selling expenses	5,256,823	7.6%	5,229,856	10.1%
Total operating expenses	$7,599,512	11.0%	$6,353,618	12.3%

General and Administrative Expenses Our general and administrative expenses primarily consist of salaries and benefits to our management, administrative personnel and retail store staff, rental and utility expenses of premises used for administrative purposes, depreciation of our administrative equipment, legal fees, accounting and other professional services, office consumables and other expenses associated with our administrative offices. General and administrative expenses increased $1,426,460 and $1,218,927 for the three and nine months periods ended September 30, 2009 as compared to the same period in 2008. The increases largely reflect the increase of general and administrative expenses resulting from the newly opened drug stores and higher corporate costs incurred after the Merger on May 7, 2009.

Selling expenses increases of $285,259 and $26,967 for the three and nine months periods ended September 30, 2009 were mainly due to the net effect of the increases in shipping and handling fees in line with the revenue increase and a decrease of commission expense.

Income from Operations

	Income from Operations by Segment
	Three months ended		Three months ended
	September 30, 2009		September 30, 2008
Segment		Percent of total		Percent of total
Planting	$(58,485)	(0.9)%	$(60,981)	(1.7)%
Manufacturing	1,063,407	16.5%	1,777,886	48.7%
Distribution	2,781,984	43.1%	1,938,954	53.0%
Retailing	2,936,077	45.5%	-	-
Income from operations before corporate costs	6,722,983	104.2%	3,655,859	100%
Corporate costs	(265,872)	(4.2)%	-	-
Income from operations	$6,457,111	100%	$3,655,859	100%

	Income from Operations by Segment
	Nine months ended		Nine months ended
	September 30, 2009		September 30, 2008
Segment		Percent of total		Percent of total
Planting	$487,464	3.3%	$(31,438)	(0.3)%
Manufacturing	3,797,187	25.8%	4,156,007	44.1%
Distribution	7,474,513	50.8%	5,293,459	56.2%
Retailing	3,479,306	23.6%	-	-
Income from operations before corporate costs	15,238,470	103.5%	9,418,028	100%
Corporate costs	(514,124)	(3.5)%	-	-
Income from operations	$14,724,346	100%	$9,418,028	100%

Income from operation of Planting improved $2,496 and $518,902 for the three and nine months periods ended September 30, 2009 as compared to the same period in 2008. The increase is principally due to the increasings in the price of the products in 2009, reflecting general market conditions. This resulted in higher gross margins in 2009.

Income from operation of Drug Manufacturing decreased $714,479 and $358,820 for the three and nine months periods ended September 30, 2009 as compared to the same period in 2008. This decrease resulted from a great proportion of the products being delivered to our own distribution and retail  channels for which revenue and profit were not recorded by this segment.

Income from operation of Distribution increased $843,030 and $2,181,054 for the three and nine months periods ended September 30, 2009 as compared to the same periods in 2008. The increase reflected the revenue growth of this segment, assisted by relatively stable costs in selling, general and administrative expenses.

Income from operation of Retailing reached $2,936,077 and $3,479,306 for the three and nine months ended September 30, 2009. There were no Retail operations in 2008 since we have developed 360 drug stores since May, 2009

Net Income Net income for the three and nine months ended September 30, 2009 increased by $2,148,582 and $3,932,759, as compared to the same periods in 2008. These increases reflect our revenue growth, particularly in newly opened drug stores’ sales, which have higher margins, and wholesale sales, assisted by relatively stable costs in selling, general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2009, cash, and cash equivalents were $3,335,492 as compared to $5,869,607 as of December 31, 2008. The components of this decrease of $2,534,115 are reflected below.

Cash Flows

	For the Nine Months Ended September 30,
	2009	2008
Net cash provided by operating activities	$14,723,584	$9,004,512
Net cash used in investing activities	(5,942,399)	(835,552)
Net cash used in financing activities	(11,330,836)	(2,996,778)
Effect of foreign exchange	15,536	482,075
Net cash (outflow) inflow	$(2,534,115)	$5,654,257

For the nine months ended September 30, 2009 the Company met its working capital and capital investment requirements along with a dividend payment to its previous shareholders of $14,710,409 by using cash provided by operations and additional borrowings from related parties of $3,374,300.

Net Cash Provided by Operating Activities

During the nine months ended September 30, 2009, we had positive cash flow from operating activities of $14,723,584, primarily attributable to net income of $10,700,169, a decrease in accounts receivable of $906,864 due largely to tightened collection policies, an increase in account payables and accrued expenses of $10,886,413 and prepayments to suppliers in line with the increase of revenue and business expansion. These were partially offset by an increase in inventories of $7,182,626. Due to the increase of revenue, net cash provided by operating activities during nine months ended September 30, 2009 exceeded by $5,719,072 that generated during the nine months ended September 30, 2008. A primary source of the net cash increase was a $3,932,759 increase in net income for the 2009 period over the comparable 2008 period.

Net Cash Used in Investing Activities

The Company used $3,281,132 to acquire property, plant and equipment during the nine months ended September 30, 2009, which largely consisted of $1,890,903 for biological assets, $1,342,527 for leasehold improvements of newly opened drug stores, and construction in progress of $1,075,592.

Net Cash Used in Financing Activities

The cash used in financing activities reflects the declaration and payment of a dividend of $14,710,409 to the former shareholders of CNPH just prior to the date of the consummation of the merger. The Company also received payments on receivables due from related parties of $3,374,300.

Working capital at September 30, 2009 was $8,469,637, compared to $18,685,267 on December 31, 2008, reflecting in addition to the payment of the dividend, a decrease in accounts receivable of $906,864 and an increase in accounts payable and accrued expenses of $10,886,413 as well as an increase in other payables of $1,426,839.

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

We may not be able to successfully integrate or profitably manage any businesses or business we may acquire, or any expansion of our business. Expansion may involve a number of risks, including possible adverse effects on our operating results, diversion of management attention, inability to retain key personnel, risks associated with unanticipated events and the financial statement effect of potential impairment of acquired intangible assets, any of which could have a materially adverse effect on our condition and results of operations. We may affect an acquisition with a target business which may be financially unstable, under-managed, or in its early stages of development or growth. In addition, if competition for acquisition candidates or operations were to increase, the cost of acquiring businesses could increase materially. Our inability to implement and manage our expansion strategy successfully may have a material adverse effect on our business and future prospects.

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

At the end of the period covered by this report, our chief executive officer and chief financial officer conducted an evaluation of our disclosure controls and procedures and determined that they were not effective. Since the Merger, we have implemented   certain improvements, and we continue to implement further improvements,  intended to correct deficiencies in our disclosure controls and procedures,  to ensure that information required to be disclosed in our periodic filings under the Exchange Act is accumulated and communicated to our management, to allow timely decisions regarding required disclosure and that all transactions are recorded, accumulated and processed to permit the preparation of financial statements in accordance with generally accepted accounting principles on a timely basis to allow compliance with our reporting obligations under the Exchange Act.

(b) There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recently completed fiscal quarter which is the subject of this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1 - Legal Proceedings

None

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 - Defaults Upon Senior Securities

None

Item 4 - Submission of Matter to a Vote of Security Holders

None

Item 5 - Other Information

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

BIOPHARM ASIA, INC.

Dated: November 13, 2009	By:	/s/ Yunlu Yin
Yunlu Yin President and Chief Executive Officer