Form 10-K
period 2009-12-31
BIOPHARM ASIA, INC.
filed 2010-05-12
CIK 1080908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE ANNUAL PERIOD ENDED DECEMBER 31, 2009

OR

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of June 23, 2009, the last date prior to June 30, 2009 upon which shares of the registrant’s common stock were traded, the aggregate market value of the outstanding shares of the registrant's common stock held by non-affiliates (excluding shares held by Directors, officers and others holding more than 5% of the outstanding shares of the class) was $26,406,250, based upon a closing sale price of $3.25 as reported by Bloomberg Finance.

At March 25, 2010, the Registrant had outstanding 50,000,000 shares of common stock.

FORM 10-K
BIOPHARM ASIA, INC.

Special Note Regarding Forward Looking Information

This report contains forward-looking statements that reflect management's current views and expectations with respect to our business, strategies, future results and events, and financial performance. All statements made in this report other than statements of historical fact, including statements that address operating performance, events or developments that management expects or anticipates will or may occur in the future, including statements related to, cash flows, revenues, profitability, adequacy of funds from operations, statements expressing general optimism about future operating results and non-historical information, are forward-looking statements. In particular, the words "believe," "expect," "intend," "anticipate," "estimate," "plan," "may," "will," variations of such words and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking. Readers should not place undue reliance on forward-looking statements which are based on management's current expectations and projections about future events, are not guarantees of future performance, and are subject to risks, uncertainties and assumptions. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include those discussed in this report, particularly under the caption "Risk Factors." Except as required under the federal securities laws, we do not undertake any obligation to update the forward-looking statements in this report.

PART I

Item 1. Business

Introduction

BioPharm Asia, Inc. (the "Company" or “BioPharm”) is a holding corporation whose China-based operating subsidiaries, Tonghua Huachen Herbal Planting Company Limited ("HERB"), and Tonghua S&T Medical & Pharmacy Company Limited ("PHARMACY"), are primarily engaged in the planting and distribution of traditional herbal medicines and western medicines through 360 retail stores and through a distribution center to other chain stores, hospitals, neighborhood clinics and other channels.

HERB is an operating company engaged in planting, processing and selling herbs including, among others, Chinese Magnolia Vine, Ussuriensis Fritillary Bulb, Membranous Milk Vetch Root, Chinese Thorowax Root, Manchurian Wild Ginger, Ginseng, and Kudzurine Root in China. HERB owns 100% of the equity interests of Tonghua Huachen Pharmaceutical Company Limited ("HUACHEN"), a Chinese company founded in 1989, which also is engaged in the production and sale of herbal products, including, among others, Qiweixiaoke Capsule, Shengan Bujin Tablets, Tongqiaobiyan Tablets, Huatanpingchuan Tablets, Wujiarongxue Oral Liquid, and Methocarbamol Capsule.

PHARMACY is an operating company engaged in drug logistics and distribution in the People’s Republic of China (“PRC”) which as of December 31, 2009 owned and operated 360 retail drug stores.  In addition, PHARMACY owns 100% of Yunnan Silin Pharmaceutical Company Limited ("SILIN"), a PRC company which is engaged in the sale of medicine products to hospitals and pharmacy shops,  including the Company’s own retail outlets.

The following chart reflects our organizational structure as of the date of this Report.

BioPharm, Merger Sub, CNPH, CNPH HK, HERB, PHARMACY, HUACHEN, and SILIN are collectively referred to as the “Company,” “we,” “us,” and words of similar import, unless specific reference is made to a specific entity of the consolidated company.

Our Corporate History

We are a Nevada corporation incorporated on July 31, 2001 under the name Domain Registration, Corp.

On May 7, 2009, we acquired China Northern Pharmacy Holding Group Limited ("CNPH"), a British Virgin Islands corporation, through a merger in which our newly formed wholly owned subsidiary was merged into CNPH, the surviving corporation, pursuant to an Agreement and Plan of Merger dated as of April 30, 2009. CNPH is a holding company that had acquired on November 25, 2008 all of the outstanding stock of China Northern Pharmacy Holding Group Limited, a Hong Kong company ("CNPH HK"), which was incorporated on October 16, 2008. CNPH HK is a holding company that on November 21, 2008 acquired all of the equity interests of HERB and PHARMACY.

Pursuant to the terms of the merger, the shareholders of CNPH received 42,500,000 shares of our common stock, divided proportionally among the CNPH shareholders in accordance with their respective ownership interests in CNPH, in exchange for their shares in CNPH. As a result of the merger, the shareholders of CNPH acquired approximately 85% of our outstanding shares of common stock, effectively obtaining operational and management control of our company.

On July 26, 2009, we changed our name from Domain Registration Corp. to BioPharm Asia, Inc.

Our Business Segments

Our principal businesses are the planting, manufacturing, distribution and retail sale of a broad line of health care products. Based on the various operating activities, our reportable segments are:

•	HERB, herbal planting – planting, processing and selling herbs in China.
•	HUACHEN, drug manufacturing – the production and sale of herbal and pharmaceutical products to outsider distributors, as well as to SILIN, the Company’s distribution segment.
•	SILIN, distribution – the sale of healthcare products to hospitals, pharmacy shops, neighborhood clinics and the Company’s own pharmacy shops.
•	PHARMACY, retailing – the sale of healthcare products to end consumers.

Herbal Planting

The Company’s herbal planting segment cultivates herbs on approximately 495 acres in Jilin Province. These herbs, include, among others, Chinese Magnolia Vine Fruit, Membranous Milk Vetch Root, and Ginseng, and largely are sold to manufacturers of traditional Chinese medicines, as well as used for the Company’s production of such medicine. Approximately, 70-80% of the output of HERB’s plantations is sold to outside parties, with the remainder used by the Company’s other segments.

Competition

HERB's principal competitors include Wind City in Liaoning Province, which also plants Chinese Magnolia vine, and other pharmaceutical companies in Northeast China. The Company believes that its competitive advantages include geographical location, prevailing weather and environmental conditions, improved seed and the local government's tax-free preferential policy.

HERB employs 300 individuals, including more than 70 with professional specialties in various areas.

Drug Manufacturing

The Company manufactures a variety of traditional Chinese non-prescription drugs, the more significant being:

-	Qiweixiaoke Capsule,
-	Shengan Bujin Tablets,
-	Tongqiaobiyan Tablets,
-	Huatanpingchuan Tablets,
-	Wujiarongxue Oral Liquid,
-	Methocarbamol Capsule.

The output of the manufacturing segment is sold to drug and health care distributors, and distributed by the Company’s own distribution network. Approximately, 70-80% of the segment's products are sold to outside parties.

Competition

HUACHEN’s main competitor includes: Tonghua Wantong Pharmaceutical Company Limited, Sichuan Shuzhong Pharmaceutical Company Limited and Jilin JuRenTang Pharmaceutical Company Limited. HUACHEN’s products, Qiweixiaoke Capsule, used to treat diabetes, and Shengan Bujin Tablets, used to treat pulmonary tuberculosis, are not widely manufactured.

Distribution

SILIN, the Company’s distribution segment, provides a variety of pharmaceutical and healthcare products to hospitals, drug stores and other providers of such products. The Company’s distribution networks mainly include Jilin, Liaoning and Yunnan provinces. In addition to the distribution to outside channels, the Company utilizes its distribution network to provide products to its chain of retail drug stores. Approximately, 35-50% of the products distributed by SILIN goes to BioPharm’s retail stores. SILIN has 59 sales personnel.

Competition

The principal competitors of SILIN include Hunan Shuanghe Pharmaceutical Company, Shenyang Tengda Pharmaceutical Company and Jilin Drug Store. We believe SILIN has a competitive advantage due to its strong logistics and its large network coverage.

Retailing

Product Offerings

Our PHARMACY segment consists of 360 retail drug stores as of the end of 2009 which offer an array of pharmaceutical products as well as other goods. These products can be broadly classified into the following categories:

Prescription Drugs. Our retail stores offer approximately 300 prescription drugs. We accept prescriptions only from licensed health care providers and do not prescribe medications or otherwise practice medicine. Our in-store pharmacists verify the validity, accuracy and completeness of all prescription drug orders. We ask all prescription drug customers to provide us with information regarding drug allergies, current medical conditions and current medications. Sales of prescription drugs accounted for approximately 24% of our retail revenue in the year 2009.

OTC Drugs. We offer approximately 1,150 over-the-counter (“OTC”) drugs, including western medicines and traditional Chinese medicines, for the treatment of common illnesses. Sales of OTC drugs accounted for approximately 45% of our retail revenue in the year 2009.

Nutritional Supplements As disposable incomes rise, newly middle-class Chinese are purchasing nutritional supplements in record numbers, leading to an annual growth rate that we believe is over 20% in the domestic Chinese nutritional industry. Additionally, we believe that more and more Chinese who live in the countryside want to purchase nutritional supplements. We currently offer approximately 110 nutritional supplements, including a variety of healthcare supplements, vitamins, minerals and dietary products. We expect sales of nutritional supplements to increase more rapidly than those of drugs due to increasing wealth and disposable income of Chinese residents living in the country, and the Company intends to increase the variety of nutritional supplements available in its new retail stores in the country. Nutritional supplements normally generate higher gross margins than prescription and OTC drugs. Sales of nutritional supplements accounted for approximately 10% of our retail revenue in the year 2009.

Herbal Products. We offer various types of drinkable herbal remedies and packages of assorted herbs for making soup, which are used by consumers as health supplements. Herbal products typically have higher gross margins than prescription and OTC drugs. Sales of herbal products accounted for approximately 11% of our retail revenue in the year 2009.

Other Products. Other products sold by our retail drug stores include personal care products such as skin care, hair care and beauty products, family care products such as portable medical devices for family use, birth control and early pregnancy test products and convenience products, such as soft drinks, packaged snacks, and other consumables, cleaning agents and stationery. Other products offered also include seasonal and promotional items tailored to local consumer demand for convenience and quality. We believe offering these products increases customer visits by increasing the shopping convenience for our customers. Sales of other products accounted for about 10% of our retail revenue in the year 2009. Some of the OTC drugs, supplements and herbal products distributed in our pharmacies are manufactured by other segments of the Company.

The retail drug industry in China is highly fragmented, with few large chains. The main competitors of PHARMACY are the large number of retailers who are either individually owned or part of a relatively small chain, as well as hospital pharmacies and ordinary retail stores. Historically, hospital pharmacies have been the main channel of medicine sales in China, especially for those patients who are qualified for the socialized medicine policy, which means the local institutions will pay hospitalization costs, including the costs of prescription drugs, non-prescription drugs (over-the-counter medicines) and supplements like vitamin and mineral substances, which can be easily obtained in supermarkets and convenience stores.

To maintain and improve its competitive position, PHARMACY (i) utilizes the benefits of being a chain of stores, including purchasing efficiencies and cost advantages, brand identification, and cooperation between medical care providers and pharmacies to achieve the advantages of hospital pharmacies; (ii) is actively marketing supplements and enlarging the market share of supplements; (iii) takes advantage of store location, choosing locations in peripheral areas, like suburbs and the countryside, where there are fewer competitors. Currently, the bulk of PHARMACY’s stores are located in suburban and rural markets.

PHARMACY employs 1,478 individuals at its headquarters and its chain stores, including 38 executives and 1,440 in sales.

Government Regulation

As a grower, manufacturer, distributor and retailer of pharmaceutical products, we are subject to extensive regulation and oversight by different levels of the food and drug administration in China, in particular, the State Food and Drug Administration, (“SFDA”). PRC law regarding the Administration of Pharmaceutical Products provides the basic legal framework for the administration of the production and sale of pharmaceutical products in China and governs the manufacturing, distributing, packaging, pricing and advertising of pharmaceutical products in China. The corresponding implementation regulations set out detailed rules with respect to the administration of pharmaceuticals in China. We are also subject to other PRC laws and regulations that are applicable to business operators, retailers and foreign-invested companies.

Distribution of Pharmaceutical Products

A distributor of pharmaceutical products must obtain a distribution permit from the relevant provincial or designated municipal or county-level food and drug administration. The granting of such a permit is subject to an inspection of the distributor's facilities, warehouses, hygienic environment, quality control systems, personnel and equipment. The distribution permit is valid for five years, and the holder must apply for renewal of the permit within six months prior to its expiration. In addition, a pharmaceutical product distributor needs to obtain a business license from the relevant administration for industry and commerce prior to commencing its business. All of our entities engaged in retail pharmaceutical business have obtained necessary pharmaceutical distribution permits, and we do not expect any significant difficulties when renewing these permits and/or certifications.

In addition, under the Supervision and Administration Rules on Pharmaceutical Product Distribution promulgated by the SFDA, a pharmaceutical product distributor is responsible for its procurement and sales activities and is liable for the actions of its employees or agents in connection with their conduct of distribution on behalf of the distributor.

Good Supply Practice (“GSP”) Standards

GSP standards regulate wholesale and retail pharmaceutical product distributors to ensure the quality of distribution of pharmaceutical products in China. The current applicable GSP standards require pharmaceutical product distributors to implement strict controls on the distribution of medicines, including standards regarding staff qualifications, distribution premises, warehouses, inspection equipment and facilities, management and quality control. These GSP certificates currently have expiration dates of nearly five years. We do not expect any significant difficulties in renewing these certifications upon their expiration.

Prescription Administration

Under the Rules on Administration of Prescriptions promulgated by the SFDA, doctors are required to include the chemical ingredients or generic description of the medicines they prescribe in their prescription and are not allowed to include brand names in their prescriptions. This regulation is designed to provide consumers with choices among different pharmaceutical products that contain the same chemical ingredients.

Advertisement of Pharmaceutical Products

To prevent misleading advertising of pharmaceutical products, the State Administration for Industry and Commerce, (“SAIC”) and the SFDA jointly promulgated the Standards for Examination and Publication of Advertisements of Pharmaceutical Products and Rules for Examination of Advertisement of Pharmaceutical Products in March 2007. Under these regulations, there are prohibitions on the advertising of certain pharmaceutical products, and advertisement of prescription pharmaceutical products may only be made in authorized medical magazines. In addition, approval must be obtained from the provincial level of the food and drug administration before a pharmaceutical product may be advertised. Such approval, once obtained, is valid for one year.

Product Liability and Consumer Protection

Product liability claims may arise if products sold have any harmful effect on the consumers. The injured party may claim for damages or compensation. The General Principles of the Civil Law of the PRC, which became effective in January 1987, state that manufacturers and sellers of defective products causing property damage or injury shall incur civil liabilities for such damage or injuries.

The Product Quality Law of the PRC was enacted in 1993 and amended in 2000 to strengthen the quality control of products and protect consumers' rights and interests. Under this law, manufacturers and distributors who produce or sell defective products may be subject to confiscation of earnings from such sales, revocation of business licenses and imposition of fines, and in severe circumstances, may be subject to criminal liability.

The Law of the PRC on the Protection of the Rights and Interests of Consumers became effective January 1, 1994 to protect consumers' rights when they purchase or use goods or services. All business operators must comply with this law when they manufacture or sell goods and/or provide services to customers. In extreme situations, pharmaceutical product manufacturers and distributors may be subject to criminal liability if their goods or services lead to death or injuries of customers or other third parties.

Price Controls

The retail prices of some pharmaceutical products sold in China, primarily those included in the national and provincial medical insurance catalogs and those pharmaceutical products whose production or distribution are deemed to constitute monopolies, are subject to price controls in the form of fixed prices or price ceilings. Manufacturers or distributors cannot freely set or change the retail price for any price-controlled product above the applicable price ceiling or deviate from the applicable fixed price imposed by the PRC government. The prices of medicines that are not subject to price controls are determined freely at the discretion of the respective pharmaceutical companies, subject to notification to the provincial pricing authorities.

The retail prices of medicines that are subject to price controls are administered by the Price Control Office of the National Development and Reform Commission, (“NDRC”), and provincial and regional price control authorities. The retail price, once set, also effectively determines the wholesale price of that medicine. From time to time, the NDRC publishes and updates a list of medicines that are subject to price controls. Fixed prices and price ceilings on medicines are determined based on profit margins that the relevant government authorities deem reasonable, the type and quality of the medicine, its production costs, prices of substitute medicines and the extent of the manufacturer's compliance with the applicable GMP standards. The NDRC directly regulates the pricing of a portion of the medicines on the list, and delegates to provincial and regional price control authorities the authority to regulate the pricing of the rest of the medicines on the list.

Provincial and regional price control authorities have discretion to authorize price adjustments based on the local conditions and the level of local economic development. Currently, approximately 1,500 pharmaceutical products, or approximately 10% of the pharmaceutical products available in China, are subject to price control. Of those, the price controls for the retail prices of approximately 600 pharmaceutical products are administered by the NDRC and the rest are administered by provincial and regional price control authorities.

Only the manufacturer of a medicine may apply for an increase in the retail price of the medicine, and it must either apply to the provincial price control authorities in the province where it is incorporated, if the medicine is provincially regulated, or to the NDRC, if the medicine is NDRC regulated. For a provincially regulated medicine, in cases where provincial price control authorities approve an application, manufacturers must file the newly approved price with the NDRC for record and thereafter the newly approved price will become binding and enforceable across China.

The NDRC may grant premium pricing status to certain pharmaceutical products that are under price control. The NDRC may set the retail prices of pharmaceutical products that have obtained premium pricing status at a level that is significantly higher than comparable products.

Sales of Nutritional Supplements and other Food Products

According to the PRC Food Hygiene Law and Rules on Food Hygiene Certification, a distributor of nutritional supplements and other food products such as SILIN must obtain a food hygiene certificate from relevant provincial or local health regulatory authorities. The grant of such certificate is subject to an inspection of the distributor's facilities, warehouses, hygienic environment, quality control systems, personnel and equipment. The food hygiene certificate is valid for four years, and the holder must apply for renewal of the certificate within six months prior to its expiration.

Trademarks

The PRC Trademark Law and the PRC Trademark Implementing Regulations provide the basic legal framework for the regulation of trademarks in China, and the SAIC is responsible for the registration and administration of trademarks throughout the country. The PRC has adopted a "first-to-file" principle with respect to trademarks.

PRC law provides that each of the following acts constitutes infringement of the exclusive right to use a registered trademark:

•	use of a trademark that is identical with or similar to a registered trademark in respect of the same or similar commodities without the authorization of the trademark registrant;
•	sale of commodities infringing upon the exclusive right to use the trademark;
•	counterfeiting or making, without authorization, representations of a registered trademark of another person, or sale of such representations of a registered trademark;
•	changing a registered trademark and selling products on which the altered registered trademark is used without the consent of the trademark registrant; and
•	otherwise infringing upon the exclusive right of another person to use a registered trademark.

In the PRC, a trademark owner who believes the trademark is being infringed has three options:

•
The trademark owner can provide his trademark registration certificate and other relevant evidence to the state or local Administration for Industry and Commerce, (“AIC”), which can, in its discretion, launch an investigation. The AIC may take actions such as ordering the infringer to immediately cease the infringing behavior, seizing and destroying any infringing products and representations of the trademark in question, closing the facilities used to manufacture the infringing products or imposing a fine. If the trademark owner is dissatisfied with the AIC's decision, he may, within 15 days of receiving such decision, institute civil proceedings in court.

•	The trademark owner may institute civil proceedings directly in court. Civil remedies for trademark infringement include:

-	injunctions;
-	requiring the infringer to take steps to mitigate the damage (i.e., publish notices in newspapers); and
-	damages (i.e. compensation for the economic loss and injury to reputation as a result of trademark infringement suffered by the trademark owner).

The amount of compensation is calculated according to either the gains acquired by the infringer from the infringement, or the losses suffered by the trademark owner, including expenses incurred by the trademark owner to claim and litigate such infringement. If it is difficult to determine the gains acquired by the infringer from the infringement, or the losses suffered by the trademark owner, the court may elect to award compensation of not more than RMB500,000.

•
If the trademark infringement is so serious as to constitute a crime, the trademark owner may file a complaint with the police and the infringer is subject to investigation for criminal liability in accordance with PRC law.

Foreign Exchange Regulation

Pursuant to the Foreign Currency Administration Rules promulgated in 1996 and amended in 1997 and various regulations issued by the SAFE, and other relevant PRC government authorities, the Renminbi is freely convertible only to the extent of current account items, such as trade-related receipts and payments, interest and dividends. Capital account items, such as direct equity investments, loans and repatriation of investments, require the prior approval from the SAFE or its local counterpart for conversion of Renminbi into a foreign currency, such as U.S. dollars, and remittance of the foreign currency outside the PRC.

Payments for transactions that take place within the PRC must be made in Renminbi. Unless otherwise approved, PRC companies must repatriate foreign currency payments received from abroad. Foreign-invested enterprises may retain foreign exchange in accounts with designated foreign exchange banks subject to a cap set by the SAFE or its local counterpart. Unless otherwise approved, domestic enterprises must convert all of their foreign currency receipts into Renminbi.

Dividend Distribution

The principal laws, rules and regulations governing dividends paid by our PRC operating subsidiaries include the Company Law of the PRC (1993), as amended in 2006, Wholly Foreign Owned Enterprise Law (1986), as amended in 2000, and Wholly Foreign Owned Enterprise (or Law Implementation Rules (1990)), as amended in 2001. Under these laws and regulations, each of our consolidated PRC entities, including wholly foreign owned enterprises, (“WFOE’s”), and domestic companies in China may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, each of our consolidated PRC entities, including WFOE’s and domestic companies, is required to set aside at least 10% of its after-tax profit based on PRC accounting standards each year to its statutory surplus reserve fund until the accumulative amount of such reserve reaches 50% of its respective registered capital. These reserves are not distributable as cash dividends.

Taxation

Under the Enterprise Income Tax Law, (“EIT Law”), effective January 1, 2008, China adopted a uniform tax rate of 25% for all enterprises (including foreign-invested enterprises) and revoked the tax exemption, reduction and preferential treatments applicable to foreign-invested enterprises. However, there is a transition period for enterprises, whether foreign-invested or domestic, that prior to the effective date were receiving preferential tax treatments granted by relevant tax authorities. Enterprises that were subject to an enterprise income tax rate lower than 25% may continue to enjoy the lower rate and gradually transition to the new tax rate within five years after the effective date of the EIT Law. Enterprises that were entitled to exemptions or reductions from the standard income tax rate for a fixed term may continue to enjoy such treatment until the fixed term expires. However, the two-year exemption from enterprise income tax for foreign-invested enterprise begins from January 1, 2008 instead of from when such enterprise first becomes profitable. Preferential tax treatments will continue to be granted to industries and projects that are strongly supported and encouraged by the state, and enterprises otherwise classified as "new and high technology enterprises strongly supported by the state" will be entitled to a 15% enterprise income tax rate even though the EIT Law does not define this term.

Provisions Regarding Mergers and Acquisitions of Domestic Enterprises by Foreign Investors

On August 8, 2006, six PRC regulatory agencies, including the Chinese Securities Regulatory Commission, (“CSRC”), promulgated a rule entitled Provisions Regarding Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, or the new M&A rule, to regulate foreign investment in PRC domestic enterprises. The new M&A rule provides that the Ministry of Commerce must be notified in advance of any change-of-control transaction in which a foreign investor takes control of a PRC domestic enterprise and any of the following situations exists: (i) the transaction involves an important industry in China; (ii) the transaction may affect national "economic security"; or (iii) the PRC domestic enterprise has a well-known trademark or historical Chinese trade name in China. The new M&A rule also contains a provision requiring overseas SPVs, formed for listing purposes through acquisitions of PRC domestic companies and controlled by PRC individuals, to obtain the approval of the CSRC prior to publicly listing their securities on an overseas stock exchange. On September 21, 2006, the CSRC issued a clarification that sets forth the criteria and process for obtaining any required approval from the CSRC.

To date, the application of this new M&A rule is unclear.

Government Support of the Drugstore Industry. The PRC government has supported the growth of the drugstore industry with a series of initiatives.

•
Anti-Corruption. The substantial majority of hospitals in China are owned and operated by the government, and revenue from hospital pharmacies constitutes a significant portion of hospitals' revenue. Hospitals procure their supplies of pharmaceutical products in bulk from manufacturers or distributors of pharmaceutical products, and generally decide whether to include a particular medicine on their formulary based upon a number of factors, including doctors' preference in prescribing the medicine, the cost of the medicine, the perceived efficacy of the medicine and the hospital's budget. Decisions by hospitals regarding whether to include a particular medicine in their pharmacies could be affected by corrupt practices, including illegal kickbacks and other benefits offered by manufacturers or distributors of pharmaceutical products. These corrupt practices may also affect doctors' decisions regarding which types of medicine to prescribe.

The PRC government has strengthened its anti-corruption measures and has organized a series of government-sponsored anti-corruption campaigns in recent years. In particular, China amended its criminal code in 2006, increasing the penalties for corrupt business practices. The amendment of the criminal code is expected to make pharmaceutical product suppliers compete for the hospitals' business on fair and equal terms, and thus is expected to result in more growth opportunities for drugstores that are not affiliated with hospitals.

•
Pharmaceutical Product Labeling and Prescription Management. The PRC State Food and Drug Administration, or SFDA, promulgated pharmaceutical product labeling regulations in March 2006, which require that pharmaceutical product labels state the generic ingredients of the pharmaceutical products and which bar the registration of any brand name for any pharmaceutical product which does not contain active ingredients. In addition, doctors are not permitted to include brand names in their prescriptions and required to specify the chemical ingredients of the medicines they prescribe in their prescription. These requirements are expected to have the following positive impacts on the business of non-hospital drugstores:

•	help curb corrupt practices by pharmaceutical product manufacturers and doctors;
•	ensure that patients are given better information on the medicines they purchase; and
•	weaken the hospitals' monopoly on prescriptions and prescription pharmaceutical products.

•
Advertising of Pharmaceutical Products. The PRC government has adopted a series of measures regulating the advertising of pharmaceutical products. Consumers typically become familiar with a medicine through advertising and word-of-mouth recommendations by pharmacy salespeople. With increased restrictions on advertising of pharmaceutical products, pharmaceutical product manufacturers are expected to increasingly rely on retail pharmacies to build brand familiarity among the general public.

•
Equal Opportunity for Non-Hospital Drugstores. The PRC Ministry of Health has promulgated prescription regulations requiring hospitals to allow prescriptions to be filled at non-hospital drugstores. The implementation of this regulation is expected to increase drug sales, especially prescription drug sales, in drugstores chains and independent drugstores that are not affiliated with hospitals.

•
Increased Availability of Funding Under the National Medical Insurance Program. The PRC government has increased the availability of funding under the national medical insurance program and included more pharmaceutical products in the China's national medical insurance scheme.

•
Enhanced Quality Requirements for the Operations of Pharmacies. China has strengthened its enforcement of good supply practice, or GSP, standards since adopting it at the end of December 2004. As a result, many smaller drugstore chains or independently operated drugstores may find it difficult to meet these enhanced quality requirements for the operations of pharmacies.

ITEM 1A. RISK FACTORS

The purchase of our common stock involves a high degree of risk. Before you invest you should carefully consider the risks and uncertainties described below and other information and our consolidated financial statements and related notes included elsewhere in this report. If any of the following events actually occurs, our financial condition or operating results may be materially and adversely affected, our business may be severely impaired, and the price of our common stock may decline, perhaps significantly. This means you could lose all or a part of your investment.

Risks Related to Our Business

We may not be able to timely identify or otherwise effectively respond to changing customer preferences, and we may fail to optimize our product offering and inventory position.

The drugstore industry in China is rapidly evolving and is subject to rapidly changing customer preferences that are difficult to predict. Our success as both a retailer and a distributor depends on our ability to anticipate and identify customer preferences and adapt our product selection to these preferences. In particular, we must optimize our product selection and inventory positions based on sales trends. We cannot assure you that our product selection, especially our selections of nutritional supplements and food products, will accurately reflect customer preferences at any given time. If we fail to anticipate accurately either the market for our products or customers' purchasing habits or fail to respond to customers' changing preferences promptly and effectively, we may not be able to adapt our product selection to customer preferences or make appropriate adjustments to our inventory positions, which could significantly reduce our revenue and have a material adverse effect on our business, financial condition and results of operations.

Our private label products may not achieve or maintain broad market acceptance.

We believe that whether we can succeed in gaining and maintaining broad market acceptance of our private label products depends on many factors, including:

•	our ability to maintain competitive product pricing;
•	our ability to maintain the cost competitiveness of our private label products;
•	the effectiveness of our sales and marketing efforts;
•	our ability to provide consistent and high quality customer experiences;
•	publicity or public perception concerning our company, our brand, our products or our competitors or competing products;
•	whether or not customers develop habits of routinely purchasing and using our private label products; and
•	our ability to anticipate, identify and respond to changing customer preferences.

If we fail to achieve or maintain broad market acceptance for our private label products, or if products introduced by our competitors are more favorably received than our private label products, or if we fail to respond to customers' changing preferences promptly and effectively, our business, financial condition, results of operations and prospects could be materially and adversely affected.

Our success depends on our ability to establish effective advertising, marketing and promotional programs, including pricing strategies implemented in response to competitive pressures and/or to drive demand for our products. Our advertisements are designed to promote our brand, our corporate image and the prices of products available for sale in our stores. Our pricing strategies and value proposition must be appropriate for our target customers. If we are not able to maintain and increase the awareness of our brand, products and services, or if our competitors are more active or more successful in their activities, we may not be able to attract and retain customers and our reputation may also suffer. We expect to incur substantial expenses in our marketing and promotional efforts to both attract and retain customers. However, our marketing and promotional activities may be less successful than we anticipate, and may not be effective at building our brand awareness and customer base. We also cannot assure you that our current and planned spending on marketing activities will be adequate to support our future growth. Failure to successfully execute our advertising, marketing and promotional programs may result in material decreases in our revenue and profitability.

Failure to maintain appropriate inventory levels could increase our inventory holding costs or cause us to lose sales, either of which could have a material adverse effect on our business, financial condition and results of operations.

We need to maintain sufficient inventory levels to operate our business successfully as well as meet our customers' expectations. However, we must also guard against the risk of accumulating excess inventory. We are exposed to such inventory risks as a result of our increased offering of private label products, rapid changes in product life cycles, changing consumer preferences, uncertainty of success of product launches, seasonality, and manufacturer backorders and other vendor-related problems. We cannot assure you that we can accurately predict these trends and events and avoid over-stocking or under-stocking products. In addition, demand for products could change significantly between the time product inventory is ordered and the time it is available for sale. When we begin selling a new product, it is particularly difficult to forecast product demand accurately. The purchase of certain types of inventory may require significant lead-time. As we carry a broad selection of products and maintain significant inventory levels for a substantial portion of our merchandise, we may be unable to sell such inventory in sufficient quantities or during the relevant selling seasons. Carrying too much inventory would increase our inventory holding costs or lead to unsold stock, and failure to have inventory in stock when a customer orders it could cause us to lose that order or lose that customer, either of which could have a material adverse effect on our business, financial condition and results of operations.

We depend on the continued service of, and on the ability to attract, motivate and retain, a sufficient number of qualified and skilled staff, especially regional managers and in-store pharmacists for our stores.

Our ability to continue expanding our retail drugstore chain and deliver high quality products and customer service depends on our ability to attract and retain qualified and skilled staff, especially regional managers and in-store pharmacists. In particular, the applicable PRC regulations require at least one qualified pharmacist to be stationed in every drugstore to instruct or advise customers on prescription drugs. Over the years, a significant shortage of pharmacists has developed due to increasing demand within the drugstore industry as well as demand from other businesses in the healthcare industry. We cannot assure you that we will be able to attract, hire and retain sufficient numbers of skilled regional managers and in-store pharmacists necessary to continue to develop and grow our business. The inability to attract and retain a sufficient number of skilled regional managers and in-store pharmacists could limit our ability to open additional stores, increase revenue or deliver high quality customer service. In addition, competition for these individuals could cause us to offer higher compensation and other benefits in order to attract and retain them, which could materially and adversely affect our financial condition and results of operations.

Our brand name, trade names, trademarks, trade secrets and other intellectual property are valuable assets. If we are unable to protect them from infringement, our business prospects may be harmed.

As sales of our private label products increasingly account for a substantial portion of our revenue, we consider our brand name, trade names and trademarks to be valuable assets. Under PRC law, we have the exclusive right to use a trademark for products or services for which such trademark has been registered with the PRC Trademark Office of State Administration for Industry and Commerce, or the SAIC. However, we may be unable to secure the trademark registration for which we applied. In addition, our efforts to defend our trademarks may be unsuccessful against competitors or other violating entities and we may not have adequate remedies for any such violation.

Moreover, we may be unable to prevent third parties from using our brand name or trademarks without authorization. Unauthorized use of our brand name or trademarks by third parties may adversely affect our business and reputation, including the perceived quality and reliability of our products.

We also rely on trade secrets to protect our know-how and other proprietary information, including pricing, purchasing, promotional strategies, customer lists and/or suppliers lists. However, trade secrets are difficult to protect. While we use reasonable efforts to protect our trade secrets, our employees, consultants, contractors or advisors may unintentionally or willfully disclose our information to competitors. In addition, confidentiality agreements, if any, executed by the foregoing persons may not be enforceable or provide meaningful protection for our trade secrets or other proprietary information in the event of unauthorized use or disclosure. If we were to claim that a third party had illegally obtained and was using our trade secrets, our enforcement efforts could be expensive and time-consuming, and the outcome is unpredictable. In addition, if our competitors independently develop information that is equivalent to our trade secrets or other proprietary information, it will be even more difficult for us to enforce our rights and our business and prospects could be harmed.

Litigation may be necessary in the future to enforce our intellectual property rights or to determine the validity and scope of the intellectual property rights of others. However, because the validity, enforceability and scope of protection of intellectual property rights in the PRC are uncertain and still evolving, we may not be successful in prosecuting these cases. In addition, any litigation or proceeding or other efforts to protect our intellectual property rights could result in substantial costs and diversion of our resources and could seriously harm our business and operating results. Furthermore, the degree of future protection of our proprietary rights is uncertain and may not adequately protect our rights or permit us to gain or keep our competitive advantage. If we are unable to protect our trade names, trademarks, trade secrets and other propriety information from infringement, our business, financial condition and results of operations may be materially and adversely affected.

We may be exposed to intellectual property infringement and other claims by third parties which, if successful, could disrupt our business and have a material adverse effect on our financial condition and results of operations.

Our success depends, in large part, on our ability to use our proprietary information and know-how without infringing third party intellectual property rights. As we increase our sales of private label products, and as litigation becomes more common in China, we face a higher risk of being the subject of claims for intellectual property infringement, invalidity or indemnification relating to other parties' proprietary rights. Our current or potential competitors, many of which have substantial resources, may have or may obtain intellectual property protection that will prevent, limit or interfere with our ability to make, use or sell our products in China. Moreover, the defense of intellectual property suits, including trademark infringement suits, and related legal and administrative proceedings can be both costly and time consuming and may significantly divert the efforts and resources of our management personnel.

As a retailer of pharmaceutical and other healthcare products, we are exposed to inherent risks relating to product liability and personal injury claims.

Pharmacies are exposed to risks inherent in the packaging and distribution of pharmaceutical and other healthcare products, such as with respect to improper filling of prescriptions, labeling of prescriptions, adequacy of warnings and unintentional distribution of counterfeit drugs. Furthermore, the applicable laws, rules and regulations require our in-store pharmacists to offer counseling, without additional charge, to our customers about medication, dosage, delivery systems, common side effects and other information the in-store pharmacists deem significant. Our in-store pharmacists may also have a duty to warn customers regarding any potential negative effects of a prescription drug if the warning could reduce or negate these effects and we may be liable for claims arising from advice given by our in-store pharmacists. In addition, product liability claims may be asserted against us with respect to any of the products we sell and as a retailer, we are required to pay for damages for any successful product liability claim against us, although we may have the right under applicable PRC laws, rules and regulations to recover from the relevant manufacturer for compensation we made to our customers in connection with a product liability claim. We may also be obligated to recall affected products. Any product liability claim or product recall may result in adverse publicity regarding us and the products we sell, which would harm our reputation. If we are found liable for product liability claims, we could be required to pay substantial monetary damages. Furthermore, even if we successfully defend ourselves against this type of claim, we could be required to spend significant management, financial and other resources, which could disrupt our business, and our reputation as well as our brand name may also suffer. We, like many other similar companies in China, do not carry product liability insurance. As a result, any imposition of product liability could materially harm our business, financial condition and results of operations. In addition, we do not have any business interruption insurance due the limited coverage of any business interruption insurance in China, and as a result, any business disruption or natural disaster could severely disrupt our business and operations and significantly decrease our revenue and profitability.

Our operating results are difficult to predict, and we may experience significant fluctuations in our operating results.

Our operating results may fluctuate significantly. As a result, you may not be able to rely on period to period comparisons of our operating results as an indication of our future performance. Factors causing these fluctuations include, among others:

•	our ability to maintain and increase sales to existing customers, attract new customers and satisfy our customers' demands;
•	the frequency of customer visits to our drugstores and the quantity and mix of products our customers purchase;
•	the prices we charge for our products or changes in our pricing strategies or the pricing strategies of our competitors;
•	timing and costs of marketing and promotional programs organized by us and/or our suppliers, including the extent to which we or our suppliers offer promotional discounts to our customers;
•	our ability to acquire merchandise, manage inventory and fulfill orders;
•	technical difficulties, system downtime or interruptions of our ERP system, which we use for product selection, procurement, pricing, distribution and retail management processes;
•	the introduction by our competitors of new products or services;
•	the effects of strategic alliances, potential acquisitions and other business combinations, and our ability to successfully and timely integrate them into our business;
•	changes in government regulations with respect to pharmaceutical and retail industries; and
•	economic and geopolitical conditions in China and elsewhere.

In addition, a significant percentage of our operating expenses is fixed in the short term. As a result, a delay in generating or recognizing revenue for any reason could result in substantial operating losses.

Moreover, our business is subject to seasonal variations in demand. In particular, traditional retail seasonality affects the sales of certain pharmaceuticals and other non-pharmaceutical products. Sales of our pharmaceutical products benefit in the fourth quarter from the winter cold and flu season, and are lower in the first quarter of each year because Chinese New Year falls into the first quarter of each year and our customers generally pay fewer visits to drugstores during this period. In addition, sales of some health and beauty products are driven, to some extent, by seasonal purchasing patterns and seasonal product changes. Failure to manage the increased sales effectively in the high sale season, and to manage increases in inventory in anticipation of sales increases could have a material adverse effect on our financial condition, results of operations and cash flow.

Many of the factors discussed above are beyond our control, making our quarterly results difficult to predict, which could cause the trading price of our common stock to decline below investor expectations. You should not rely on our operating results for prior periods as an indication of our future results.

We may not be able to manage our expansion of operations effectively and failure to do so could strain our management, operational and other resources, which could materially and adversely affect our business and growth potential.

We have grown rapidly since our inception and we anticipate continued expansion of our business to address growth in demand for our products and services, as well as to capture new market opportunities. The continued growth of our business has resulted in, and will continue to result in, substantial demands on our management, operational and other resources. In particular, the management of our growth will require, among other things:

•	our ability to continue to identify new store locations and lease new store facilities at acceptable prices;
•	our ability to optimize product offerings and increase sales of private label products;
•	our ability to control procurement costs and optimize product pricing;
•
our ability to control operating expenses and achieve a high level of efficiency, including, in particular, our ability to manage the amount of time required to open new stores and for stores to become profitable, to maintain sufficient inventory levels and to manage warehousing, buying and distribution costs;

•	information technology system enhancement, including the installation of our ERP system;
•	strengthening of financial and management controls;
•	increased marketing, sales and sales support activities; and
•	hiring and training of new personnel, including in-store pharmacists and regional managers.

If we are not able to manage our growth successfully, our business and prospects would be materially and adversely affected.

Future acquisitions are expected to be a part of our growth strategy, and could expose us to significant business risks.

One of our strategies is to grow our business through acquisitions, especially in areas where local regulations prohibit the opening of new drugstores within certain distances of an existing drugstore, and in areas that are close to our distribution centers in order to gain operational efficiencies in distribution and leverage our information technology infrastructure over a broader store base. However, we cannot assure you that we will be able to identify and secure suitable acquisition opportunities. Our ability to consummate and integrate effectively any future acquisitions on terms that are favorable to us may be limited by the number of attractive acquisition targets, internal demands on our resources and, to the extent necessary, our ability to obtain financing on satisfactory terms for larger acquisitions, if at all.

Moreover, if an acquisition candidate is identified, the third parties with whom we seek to cooperate may not select us as a potential partner or we may not be able to enter into arrangements on commercially reasonable terms or at all. The negotiation and completion of potential acquisitions, whether or not ultimately consummated, could also require significant diversion of management's time and resources and potential disruption of our existing business. Furthermore, we cannot assure you that the expected synergies from future acquisitions will actually materialize. In addition, future acquisitions could result in the incurrence of additional indebtedness, costs, and contingent liabilities. Future acquisitions may also expose us to potential risks, including risks associated with:

•	the integration of new operations, services and personnel;
•	unforeseen or hidden liabilities;
•	the diversion of financial or other resources from our existing businesses;
•	our inability to generate sufficient revenue to recover costs and expenses of the acquisitions; and
•	the potential loss of, or harm to, relationships with employees or customers.

Any of the above could significantly disrupt our ability to manage our business and materially and adversely affect our business, financial condition and results of operations.

We depend substantially on the continuing efforts of our executive officers, and our business and prospects may be severely disrupted if we lose their services.

Our future success is dependent on the continued services of the key members of our management team. The implementation of our business strategy and our future success depend in large part on our continued ability to attract and retain highly qualified management personnel. We face competition for personnel from other drugstore chains, retail chains, supermarkets, convenience stores, pharmaceutical companies and other organizations. Competition for these individuals could cause us to offer higher compensation and other benefits in order to attract and retain them, which could materially and adversely affect our financial condition and results of operations. We may be unable to attract or retain the personnel required to achieve our business objectives and failure to do so could severely disrupt our business and prospects. The process of hiring suitably qualified personnel is also often lengthy. If our recruitment and retention efforts are unsuccessful in the future, it may be more difficult for us to execute our business strategy.

We may need additional capital and may not be able to obtain it at acceptable terms or at all, which could adversely affect our liquidity and financial position.

We may need to raise additional funds if our expenditures exceed our current expectations due to changed business conditions or other future developments, or to finance our acquisition strategy. Our future liquidity needs and other business reasons could require us to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity securities or securities convertible or exchangeable into our equity securities would result in additional dilution to you. The incurrence of additional indebtedness would result in increased debt service obligations and could result in operating and financing covenants that restrict our operational flexibility.

Our ability to raise additional funds in the future is subject to a variety of uncertainties, including:

•	our future financial condition, results of operations and cash flows;
•	general market conditions for capital-raising activities by pharmaceutical companies; and
•	economic, political and other conditions in China and elsewhere.

We may be unable to obtain additional capital in a timely manner or on commercially acceptable terms or at all. Furthermore, the terms and amount of any additional capital raised through issuances of equity securities may result in significant shareholder dilution.

Risks Related to Our Industry

We face significant competition, and if we do not compete successfully against existing and new competitors, our revenue and profitability would be materially and adversely affected.

The drugstore industry in China is highly competitive, and we expect competition to intensify in the future. Our primary competitors include other drugstore chains and independent drugstores. We also increasingly face competition from discount stores, convenience stores and supermarkets as we increase our offering of non-drug convenience products and services. We compete for customers and revenue primarily on the basis of store location, merchandise selection, our private label offerings, price, services that we offer and our brand name. We believe that the continued consolidation of the drugstore industry and continued new store openings by chain store operators will increase competitive pressures in the industry. As a result, we expect to face additional competition in terms of finding suitable new store locations if we expand into these cities. Moreover, we may be subject to additional competition from new entrants to the drugstore industry in China. If the PRC government removes the barriers and allows foreign companies to operate majority-owned retail drugstore business in China, we could face increased competition from foreign companies. Some of our larger competitors may enjoy competitive advantages, such as

•	greater financial and other resources;
•	larger variety of products;
•	more extensive and advanced supply chain management systems;
•	greater pricing flexibility;
•	larger economies of scale and purchasing power;
•	more extensive advertising and marketing efforts;
•	greater knowledge of local market conditions;
•	stronger brand recognition; and
•	larger sales and distribution networks.

As a result, we may be unable to offer products comparable to, or more desirable than, those offered by our competitors, market our products as effectively as our competitors or otherwise respond successfully to competitive pressures. In addition, our competitors may be able to offer larger discounts on competing products, and we may not be able to profitably match those discounts. Furthermore, our competitors may offer products that are more attractive to our customers or that render our products uncompetitive. In addition, the timing of the introduction of competing products into the market could affect the market acceptance and market share of our products. Our failure to compete successfully could materially and adversely affect our business, financial condition, results of operation and prospects.

Changes in economic conditions and consumer confidence in China may influence the retail industry, consumer preferences and spending patterns.

Our business and revenue growth primarily depend on the size of the retail market of pharmaceutical products in China. As a result, our revenue and profitability may be negatively affected by changes in national, regional or local economic conditions and consumer confidence in China. In particular, as we expand the number of our retail stores in metropolitan markets, where living standards and consumer purchasing power are relatively high, we become more susceptible to changes in economic conditions, consumer confidence and customer preferences of the Chinese population. External factors beyond our control that affect consumer confidence include unemployment rates, levels of personal disposable income, national, regional or local economic conditions and acts of war or terrorism. Changes in economic conditions and consumer confidence could adversely affect consumer preferences, purchasing power and spending patterns.

In addition, acts of war or terrorism may cause damage to our facilities, disrupt the supply of the products and services we offer in our stores or adversely impact consumer demand. Any of these factors could have a material adverse effect on our business, financial condition and results of operations.

The retail prices of some of our products are subject to control, including periodic downward adjustment, by PRC governmental authorities.

An increasing percentage of our pharmaceutical products, primarily those included in the national and provincial Medical Insurance Catalogues, are subject to price controls in the form of fixed retail prices or retail price ceilings. In addition, the retail prices of these products are also subject to periodic downward adjustments as the PRC governmental authorities seek to make pharmaceutical products more affordable to the general public. Any future price controls or government mandated price reductions may have a material adverse affect on our financial condition and results of operations, including significantly reducing our revenue and profitability.

Our retail operations require a number of permits and licenses in order to carry on their business.

Drugstores in China are required to obtain certain permits and licenses from various PRC governmental authorities, including GSP certification. We are also required to obtain food hygiene certificates for the distribution of nutritional supplements and food products. We cannot assure you that we have obtained or maintained all required licenses, permits and certifications to carry on our business at all times, and from time to time we may have not been in compliance with all such required licenses, permits and certifications.

Moreover, these licenses, permits and certifications are subject to periodic renewal and/or reassessment by the relevant PRC governmental authorities and the standards of such renewal or reassessment may change from time to time. We intend to apply for the renewal of these licenses, permits and certifications when required by applicable laws and regulations. Any failure by us to obtain and maintain all licenses, permits and certifications necessary to carry on our business at any time could have a material adverse effect on our business, financial condition and results of operations. In addition, any inability to renew these licenses, permits and certifications could severely disrupt our business, and prevent us from continuing to carry on our business. Any changes in the standards used by governmental authorities in considering whether to renew or reassess our business licenses, permits and certifications, as well as any enactment of new regulations that may restrict the conduct of our business, may also decrease our revenue and/or increase our costs and materially reduce our profitability and prospects. Furthermore, if the interpretation or implementation of existing laws and regulations changes or new regulations come into effect requiring us to obtain any additional licenses, permits or certifications that were previously not required to operate our existing businesses, we cannot assure you that we will successfully obtain such licenses, permits or certifications.

The continued penetration of counterfeit products into the retail market in China may damage our brand and reputation and have a material adverse effect on our business, financial condition, results of operations and prospects.

There has been continued penetration of counterfeit products into the pharmaceutical retail market in China. Counterfeit products are generally sold at lower prices than the authentic products due to their low production costs, and in some cases are very similar in appearance to the authentic products. Counterfeit pharmaceuticals may or may not have the same chemical content as their authentic counterparts, and are typically manufactured without proper licenses or approvals as well as fraudulently mislabeled with respect to their content and/or manufacturer. Although the PRC government has been increasingly active in combating counterfeit pharmaceutical and other products, there is not yet an effective counterfeit pharmaceutical product regulation control and enforcement system in China. Although we have implemented a series of quality control procedures in our procurement process, we cannot assure you that we would not sell counterfeit pharmaceutical products inadvertently. Any unintentional sale of counterfeit products may subject us to negative publicity, fines and other administrative penalties or even result in litigation against us. Moreover, the continued proliferation of counterfeit products and other products may reinforce the negative image of retailers among consumers in China, may severely harm the reputation and brand name of companies like us, and adversely impact the sales of our own manufactured products and those that we distribute. The continued proliferation of counterfeit products in China could have a material adverse effect on our business, financial condition, results of operations and prospects.

Risks Related to Our Corporate Structure

Transactions among our affiliates are subject to scrutiny by the PRC tax authorities and a finding that we or any of our consolidated entities owe additional taxes could have a material adverse impact on our net income and the value of an investment in our common stock.

Under PRC law, arrangements and transactions among related parties may be subject to audit or challenge by the PRC tax authorities. If any of the transactions we have entered into among our consolidated entities are challenged by the PRC tax authorities to be not on an arm's-length basis, or to result in an unreasonable reduction in our PRC tax obligations, the PRC tax authorities have the authority to disallow our tax deduction claims, adjust the profits and losses of our respective PRC consolidated entities and assess late payment fees and other penalties. Our net income may be materially reduced if our tax liabilities increase or if we are otherwise assessed late payment fees or other penalties.

Risks Related to Doing Business in China

Adverse changes in political and economic policies of the PRC government could have a material adverse effect on the overall economic growth of China, which could reduce the demand for our products and materially and adversely affect our competitive position.

All of our business operations are conducted in China and all of our sales are made in China. Accordingly, our business, financial condition, results of operations and prospects are affected significantly by economic, political and legal developments in China. The Chinese economy differs from the economies of most developed countries in many respects, including:

•	the degree of government involvement;
•	the level of development;
•	the growth rate;
•	the control of foreign exchange;
•	access to financing; and
•	the allocation of resources.

While the Chinese economy has grown significantly in the past 25 years, the growth has been uneven, both geographically and among various sectors of the economy. The PRC government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall Chinese economy, but may also have a negative effect on us. For example, our financial condition and results of operations may be materially and adversely affected by government control over capital investments or changes in tax regulations that are applicable to us.

The Chinese economy has been transitioning from a planned economy to a more market-oriented economy. Although the PRC government has in recent years implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of sound corporate governance in business enterprises, a substantial portion of the productive assets in China is still owned by the PRC government. The continued control of these assets and other aspects of the national economy by the PRC government could materially and adversely affect our business. The PRC government also exercises significant control over China's economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. Since late 2003, the PRC government implemented a number of measures, such as raising bank reserves against deposit rates, to place additional limitations on the ability of commercial banks to make loans and raise interest rates, in order to decrease the growth rate of specific segments of China's economy which it believed to be overheating. These actions, as well as future actions and policies of the PRC government, could materially affect our liquidity and access to capital and our ability to operate our business.

Uncertainties with respect to the PRC legal system could limit the protections available to you and us.

The PRC legal system is a civil law system based on written statutes. Unlike in the common law system, prior court decisions may be cited for reference but have limited precedential value. Since 1979, PRC legislation and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. We conduct all of our business through entities established in China. These entities are generally subject to laws and regulations applicable to foreign investment in China and, in particular, laws applicable to wholly foreign-owned enterprises. However, since many laws, rules and regulations are relatively new and the PRC legal system continues to rapidly evolve, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involve uncertainties, which may limit legal protections available to us. For example, we may have to resort to administrative and court proceedings to enforce the legal protection that we enjoy either by law or contract. However, since PRC administrative and court authorities have significant discretion in interpreting and implementing statutory and contractual terms, it may be more difficult to evaluate the outcome of Chinese administrative and court proceedings and the level of legal protection we enjoy in China than in more developed legal systems. These uncertainties may impede our ability to enforce the contracts we have entered into with our business partners, customers and suppliers. In addition, such uncertainties, including the inability to enforce our contracts, could materially and adversely affect our business and operations. Furthermore, intellectual property rights and confidentiality protections in China may not be as effective as in the United States or other countries. Accordingly, we cannot predict the effect of future developments in the PRC legal system, particularly with regard to the Chinese pharmaceutical industry and retail industry, including the promulgation of new laws, changes to existing laws or the interpretation or enforcement thereof, or the preemption of local regulations by national laws. These uncertainties could limit the legal protections available to us and other foreign investors, including you. In addition, any litigation in China may be protracted and result in substantial costs and diversion of our resources and management attention.

Fluctuation in the exchange rates of the Renminbi may have a material adverse effect on your investment.

The exchange rates between the Renminbi and the U.S. dollar, Euro and other foreign currencies is affected by, among other things, changes in China's political and economic conditions. On July 21, 2005, the PRC government changed its policy of pegging the value of the Renminbi to the U.S. dollar. Under the new policy, the Renminbi was permitted to fluctuate within a narrow and managed band against a basket of foreign currencies. Recently, the exchange rate of the Renminbi has once again been pegged to the value of the US dollar. Future changes and their effects are uncertain.

There remains significant international pressure on the PRC government to adopt a more flexible currency policy, which could result in a further and more significant appreciation of the Renminbi against the U.S. dollar. In addition, appreciation or depreciation in the value of the Renminbi relative to the U.S. dollar would affect our financial results as reported in U.S. dollar terms without effecting any underlying change in our business, financial condition and results of operations.

Since the operations of our operating companies are conducted in China, we may encounter risks specific to companies whose operations are in China.

Since the operations of our operating companies are conducted in China, we may encounter risks specific to companies whose operations are in China. China could experience slower economic growth or economic, social and/or political instability in the future. As such, we will be exposed to risks that could negatively impact our future results of operations which include, but are not limited to:

•	tariffs and trade barriers;
•	regulations related to customs and import/export matters;
•	tax issues, such as tax law changes and variations in tax laws as compared to the U.S.;
•	longer payment cycles;
•	cultural and language differences;
•	foreign exchange controls;
•	restrictions on access to markets;
•	lack of developed infrastructure;
•	inflation;
•	changes in and the burdens and costs of compliance with a variety of foreign laws and regulations, including tax laws, accounting standards, environmental laws and occupational health and safety laws;
•	restrictions on transfer of funds;
•	crime, strikes, riots, civil disturbances, terrorist attacks and wars;
•	deterioration of political relations with the United States; and
•
other adverse changes in policies, including monetary (including, without limitation, local interest rates), tax and/or lending policies, encouraging foreign investment or foreign trade by our host countries.

The occurrence of any of these conditions could disrupt or terminate our operations, causing our operations to be curtailed or terminated in these areas or our operations to decline and could cause us to incur additional costs.

Since our Directors and officers reside outside the United States and all of our assets are located outside the United States, investors may not be able to enforce federal securities laws or their other legal rights against our officers and Directors.

Our Directors and officers reside outside of the United States and all of our assets are located outside of the United States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to affect service of process upon our Directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on our Directors and officers under United States laws.

Because service and enforcement of legal process against our executive officers and Directors is uncertain, investors may not be able to obtain or collect upon a judgment against such individuals.

Service of process upon individuals or firms which are not resident in the U.S. may be difficult to obtain within the U.S. Our Directors and officers reside outside of the U.S. Furthermore, since all of the assets of our operating subsidiaries and our Directors and officers are located outside the U.S., any judgment obtained in the U.S. against us or such persons may not be collectible within the U.S. None of our officers or Directors has consented to service of process in the U.S. or to the jurisdiction of any U.S. Court.

There is substantial doubt as to the enforceability of civil liabilities under the Securities Act or the Exchange Act in original actions instituted in China.

Risks Relating to our Common Stock and our Status as a Public Company

Our management is generally not familiar with the United States securities laws.

Our management and the former owners of the businesses we acquire are generally unfamiliar with the requirements of the United States securities laws and may not appreciate the need to devote the resources necessary to comply with such laws. A failure to adequately respond to applicable securities laws could lead to investigations by the Securities and Exchange Commission and other regulatory authorities that could be costly, divert management's attention and disrupt our business.

Control by principal owners of the common stock.

Yanhua Han, our Chairman of the Board and one of the CNPH Shareholders, beneficially owns approximately 30% of the outstanding shares of our common stock. In addition, other beneficial owners of more than 5% of our common stock in the aggregate own an additional 34% of our common stock. As a result of this concentration of ownership, you and our other stockholders, acting alone, do not have the ability to determine the outcome of matters requiring stockholder approval, including the election of our Directors or significant corporate transactions. In addition, this concentration of ownership, which is not subject to any voting restrictions, may discourage or thwart efforts by third parties to take-over or effect a change in control of our company that may be desirable for you and are other stockholders, and may limit the price that investors are willing to pay for our common stock.

We will continue to incur significant costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance requirements.

As a public company we incur significant legal, accounting and other expenses under the Sarbanes-Oxley Act of 2002, together with rules implemented by the Securities and Exchange Commission and applicable market regulators. These rules impose various requirements on public companies, including requiring certain corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these new compliance requirements. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluations and testing of our internal controls over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Compliance with Section 404 may require that we incur substantial accounting expenses and expend significant management efforts. If we are not able to comply with the requirements of Section 404 in a timely manner, or if our accountants later identify deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other applicable regulatory authorities.

We anticipate that for the foreseeable future, our common stock will be continue to be quoted on the OTC Bulletin Board, which will limit the liquidity and price of our common stock more than if it was were quoted or listed on a national exchange.

We anticipate that for the foreseeable future, our common stock will continue to be traded in the over-the-counter market on the OTC Bulletin Board, a FINRA-sponsored and operated inter-dealer automated quotation system for equity securities. Quotation of our securities on the OTC Bulletin Board will limit the liquidity and price of our securities more than if our securities were quoted or listed on a national exchange. Lack of liquidity will limit the price at which you may be able to sell our securities or your ability to sell our securities at all.

Trading in our shares of common stock is limited, and may not improve.

There is a limited trading market for our common stock. There can be no assurance that a regular trading market for our securities will develop or that it will be sustained. The trading price of our securities could be subject to wide fluctuations, in response to quarterly variations in our operating results, announcements by us or others, developments affecting us, and other events or factors. In addition, the stock market has experienced extreme price and volume fluctuations in recent years. These fluctuations have had a substantial effect on the market prices for many companies, often unrelated to the operating performance of such companies. Such risks could have an adverse affect on our stock's future liquidity.

Since our Articles of Incorporation authorize the issuance of 20 million shares of "blank-check" preferred stock, our Board of Directors has the authority, without stockholder approval, to issue preferred stock with terms that may not be beneficial to common stock holders and with the ability to adversely affect stockholder voting power and perpetuate the board's control over the Company.

Our Articles of Incorporation authorize the issuance by resolution of our Board of Directors of up to 20 million shares of preferred stock in one or more series with such limitations and restrictions as it may determine, in its sole discretion, with no further authorization by security holders required for the issuance thereof. The Board may determine the specific terms of the preferred stock, including: designations; preferences; conversion rights; cumulative, relative; participating; and optional or other rights, including: voting rights; qualifications; limitations; or restrictions of the preferred stock.

The issuance of preferred stock may adversely affect the voting power and other rights of the holders of common stock. Preferred stock may be issued quickly with terms calculated to discourage, make more difficult, delay or prevent a change in control of our company or make removal of management more difficult. As a result, the Board of Directors' ability to issue preferred stock may discourage the potential hostile acquirer, possibly resulting in beneficial negotiations. Negotiating with an unfriendly acquirer may result in terms more favorable to us and our stockholders. Conversely, the issuance of preferred stock may adversely affect any market price of, and the voting and other rights of the holders of the common stock.

We may, in the future, issue additional shares of our common stock, which would reduce investors' percentage of ownership and may dilute our share value.

Our Articles of Incorporation authorize the issuance of 150 million shares of common stock, of which 50 million shares have been issued and are outstanding. Any further issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

Item 2. Properties

The Company leases two farms from the local government which are used to plant Schisandra trees. Schisandra is harvested once a year with the highest production yield beginning three years after initial planting.  The Schisandra berries are used to produce Chinese traditional medicines for a variety of diseases.

One of the land parcels, located in Tonghua City Jilin Province, is approximately 330 acres and was leased for a 30 year term which began January 1, 2003. The total lease payment of about $12.3 million (RMB 84,000,000) was to be paid in four installment dates, June 30, 2003, June 30, 2011, June 30, 2019, and June 30, 2027. The annual lease expense will be deducted on a straight-line basis over the life of the lease and is approximately $410,000 (RMB 2,800,000) per year.

The Company has leased a second parcel of land, also located in Tonghua City Jilin Province, comprised of approximately 165 acres pursuant to a 25 year lease commencing January 1, 2008. The total payments of about $5.1 million (RMB 35,000,000), over the 25 years of the lease, are to be paid in four installment dates, June 30, 2008, June 30, 2009, June 30, 2017 (approximately $1,600,000), and June 30, 2025 (approximately $1,600,000). The average annual rental expense was approximately $205,000 (RMB 1,400,000) based on a straight-line expensing of this lease.

Item 3. Legal Proceedings.

There are no pending legal proceedings to which we are a party or in which any of our Directors, officers or affiliates, any owner of record or beneficially of more than 5% of any class of our voting securities, or security holder is a party adverse to us or has a material interest adverse to us. Our property is not the subject of any pending legal proceedings.

Item 4. (Removed and Reserved)

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Our Common Stock

Our common stock has been quoted through the OTC Bulletin Board since June 1, 2007, initially under the symbol “DOMR.OB” and since August 28, 2009, under the symbol “BFAR.OB.” Prior to September 16, 2009, and on occasion since then, quotations for our common stock were sporadic and trading in our common stock was limited. The prices set forth below reflect the quarterly high and low closing prices of a share of our common stock for the periods indicated as reported by finance.yahoo.com .

	High	Low
Quarter Ended September 30, 2009*	$3.48	$3.00
Quarter Ended December 31, 2009	$4.29	$1.50
___
* Since September 16, 2009.

Holders

On March 25, 2010, there were approximately 27 stockholders of record of our common stock. The number of record holders does not include persons who held our common stock in nominee or “street name” accounts through brokers.

Dividends

On May 4, 2009, prior to the merger, the Board of CNPH declared a dividend to their shareholders of approximately $14,879,000 which was paid subsequent to the merger.  Since the merger, we have not declared any cash dividends on our common stock. Holders of our common stock are entitled to receive dividends, if any, declared and paid from time to time by the Board of Directors out of funds legally available. We intend to retain any earnings for the operation and expansion of our business and do not anticipate paying cash dividends in the foreseeable future. Any future determination as to the payment of cash dividends will depend upon future earnings, results of operations, capital requirements, our financial condition and other factors that our Board of Directors may consider.

Purchases of Equity Securities by the Company and Affiliated Purchasers

During the fourth quarter of our fiscal year ended December 31, 2009, neither we nor any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) purchased any shares of our common stock, the only class of our equity securities registered pursuant to section 12 of the Exchange Act.

Recent Sales of Unregistered Securities

We have reported all sales of our unregistered equity securities that occurred during 2009 in our Reports on Form 10-Q or Form 8-K, as applicable.

Item 6. Selected Financial Data

This item does not apply to small reporting companies.

I tem 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto appearing elsewhere in this Report on Form 10-K. The following discussion contains forward-looking statements. Our actual results may differ significantly from those projected in such statements. Factors that may cause future results to differ materially from those projected include, but are not limited to, those discussed in Item 1A "Risk Factors" and elsewhere in this Form 10-K.

RESULTS OF OPERATIONS

The following tables presents certain information derived from our consolidated statements of operations and the statements of cash flows for the years ended December 31, 2009 and 2008.

	Year Ended December 31, 2009	Year Ended December 31, 2008	Percentage of change
Net Revenue	$123,918,423	$90,855,824	36.4%
Cost of Goods Sold	85,490,929	63,736,807	34.1%
Gross Profit	38,427,494	27,119,017	41.7%
Sales and Marketing	8,090,078	6,509,078	24.3%
General and Administrative	2,599,329	1,678,119	54.9%
Income from Operations	27,738,087	18,931,820	46.5%
Interest Expense	(455,706)	(441,036)	3.3%
Income before Income Taxes	27,282,381	18,490,784	47.5%
Provision for Income Taxes	(6,633,916)	(4,063,027)	63.3%
Net Income	$20,648,465	$14,427,757	43.1%

Net revenue Net revenues were $123,918,423 for the year ended December 31, 2009, an increase of $33,062,599 (or approximately 36.4%) as compared to the year ending December 31, 2008. Approximately $22.1 million of the revenue increase results from the Company’s newly opened drug stores in 2009 and $4.9 million from the distribution segment due to the increased demand for drugs from hospitals, pharmacy shops and neighborhood clinics. The balance of the increase in net revenue was accounted for by increases in each of our segments as indicated below:

	Net Revenue by Segment				Year Ended December 31
	Year Ended		Year Ended		2009 vs. 2008
	December 31, 2009		December 31, 2008		Percent increase
Segment		Percent of total		Percent of total	of net revenue
Herbal Planting	$21,373,619	17%	$20,215,933	22.3%	5.70%
Drug Manufacturing	33,252,296	27%	28,330,394	31.2%	17.40%
Distribution	47,212,958	38%	42,309,497	46.6%	11.60%
Retailing	22,079,550	18%	-	-	n/a
Corporate	-	-	-	-	n/a
Total	$123,918,423	100%	$90,855,824	100%

Revenue for each segment is derived from the following sources:

•
Herbal planting – the sale of herbs (including Chinese Magnolia Vine, Ussuriensis Fritillary Bulb, Membranous Milk Vetch Root, Chinese Thorowax Root, Manchurian Wild Ginger, Ginseng, and Kudzurine Root) in China.

•
Drug manufacturing – the sale of herbal and pharmaceutical products. such as Qiweixiaoke Capsules, Shengan Bujin Tablets, Tongqiaobiyan Tablets, Huatanpingchuan Tablets, Wujiarongxue Oral Liquid, and Methocarbamol Capsules.

•	Distribution – the sale of medicine products to hospitals and pharmacy shops.
•	Retailing – the sale of medicine products to consumers.

Cost of Net Revenue and Gross Profit

	Year Ended December 31,
	2009	% of Net Revenue	2008	% of Net Revenue
Cost of Goods Sold	$85,490,929	69.0%	$63,736,807	70.2%
Gross Profit	$38,427,494	31.0%	$27,119,017	29.8%

Cost of goods sold Cost of goods sold reflects the raw materials consumed, the direct salaries and benefits of staff engaged in the production process, and electricity and other manufacturing and logistics costs. The cost of goods sold for the year ended December 31, 2009 increased by $21,754,122 largely due to the increase in net revenues.

The Company’s gross profit as a percentage of net revenue improved by 1.2 percent for the year ended December 31, 2009 as compared to 2008. This slight increase resulted from the Company negotiating with its suppliers for better costs for the products purchased. The Company’s request for reduced costs benefited from the increase in the volume of the Company’s purchases as suppliers often were willing to respond by reducing their prices.

Operating Expenses The following table sets forth the operating expenses as a percentage of revenue for the periods indicated:

	Year Ended December 31,
	2009	% of Net Revenue	2008	% of Net Revenue
Sales and marketing	8,090,078	6.5%	6,509,078	7.2%
General and administrative	$2,599,329	2.1%	$1,678,119	1.8%
Total operating expenses	$10,689,407	8.6%	$8,187,197	9.0%

Sales and Marketing Expenses increased $1,581,000 for the year ended December 31, 2009, over that of 2008 mainly due to the effect of increases of $835,898 in shipping and handling fees. Also, the commissions to sales people have increased since we opened 360 retail stores in 2009.

General and Administrative Expenses Our general and administrative expenses primarily consist of salaries and benefits to our management, administrative personnel and retail store staff, rental and utility expenses of premises used for administrative purposes, depreciation of our administrative equipment, legal fees, accounting and other professional services, office consumables and other expenses associated with our administrative offices. General and administrative expenses increased $921,210 for the year ended December 31, 2009 as compared to the 2008 year. The increase is in line with the increase in net revenues.

Income from Operations

	Income from Operations by Segment
	Year Ended		Year Ended
	December 31, 2009		December 31, 2008
Segment		Percent of total		Percent of total
Herbal Planting	$5,107,759	18.4%	$4,785,378	24.4%
Drug Manufacturing	7,616,609	27.5%	6,153,481	31.4%
Distribution	9,981,952	36.0%	7,992,961	41.8%
Retailing	5,660,729	20.4%	-	-
Income from operations before corporate costs	28,367,049	102.3%	18,931,820	100%
Corporate costs	(628,962)	(2.3%)	-	-
Income from operations	$27,738,087	100%	$18,931,820	100%

Income from operations for Herbal Planting improved $322,381 for the year ended December 31, 2009, as compared to 2008 due principally to increases in the price of our products in 2009, reflecting general market conditions. This resulted in higher gross margins in 2009.

Income from operations for Drug Manufacturing increased $1,463,128 for the year ended December 31, 2009, as compared to 2008, mainly resulting from increased prices of our products in 2009, as well as the increased volume of orders received.

Income from operations of Distribution increased $1,988,991 for the year ended December 31, 2009, as compared to the same period in 2008 reflecting the increased demand for drugs from, hospitals, pharmacy shops and neighborhood clinics.

Income from operations of Retailing reached $5,660,729 for the year ended December 31, 2009. There were no Retail operations in 2008 and we opened 360 drug stores in 2009

Net Income Net income for 2009 increased by $6,220,708, approximately 43.1%, as compared to 2008. This increase reflects our revenue growth as discussed above, particularly contributed to by the newly opened drug stores in 2009, and distribution assisted by control over growth in operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2009, cash, and cash equivalents were $ $11,066,671 as compared to $5,869,607 as of December 31, 2008. The components of this increase of $5,197,064 are reflected below.

	For the Year Ended December 31,
	2009	2008
Net cash provided by operating activities	$25,407,516	$12,491,542
Net cash (used in) investing activities	(7,381,579)	(345,961)
Net cash (used in) financing activities	(12,856,696)	(11,741,059)
Effect of exchange rate	27,823	1,251,323
Net cash inflow	$5,197,064	$404,522
Cash and cash equivalents – beginning of period	5,869,607	4,213,762
Cash and cash equivalents – end of period	11,066,671	5,869,607

For the year ended December 31, 2009, the Company met its working capital and capital investment requirements along with a dividend payment to its shareholders prior to the merger of $14,878,986 by using cash provided by operations.

Net Cash Provided by Operating Activities

During the year ended December 31, 2009, we had positive cash flow from operating activities of $25,407,516, primarily attributable to net income of $ $20,648,465, an increase in accounts payable and accrued expenses of $10,146,065, an increase in other payables of $3,264,804 and an increase in taxes payable of $1,067,292. These were partially offset by an increase in accounts receivable of $3,419,011 due largely to higher revenue and an increase in inventories of $6,149,205. Due to the increase in revenue, net cash provided by operating activities during year ended December 31, 2009, exceeded by $12,915,974 that generated during the year ended December 31, 2008. A primary source of the net cash increase was a $6,220,708 increase in net income for the 2009 period over the comparable 2008 period.

Net Cash Used in Investing Activities

The Company used $6,355,650 to acquire property, plant and equipment during the year ended December 31, 2009, and paid $1,025,929 for deferred lease payments, which were largely for development of the Schisandra berry trees in the leased properties and investments in the new retail stores.

Net Cash Used in Financing Activities

The cash used in financing activities reflects the declaration and payment of a dividend of $14,878,986 to the former shareholders of CNPH just prior to the date of the consummation of the merger. The Company also received payments on receivables due from related parties of $2,789,703.

Working capital at December 31, 2009, was $17,632,831, compared to $18,275,587 on December 31, 2008.

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

Item 7A. Qualitative and Quantitative Disclosures About Market Risk.

This item does not apply to small reporting companies.

Item 8. Financial Statements and Supplementary Data

Consolidated Financial Statements

The financial statements required by this item begin on page F-1 hereof.

I tem 9. Chances in and Disagreements with Accountants on Accounting and Financial Disclosure

Termination of Moore & Associates Chartered

On June 26, 2009, the Company dismissed Moore & Associates Chartered (“Moore”) as its independent registered public accounting firm. The financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 included the report of Moore which audited those financial statements. Moore furnished us with a letter addressed to the Securities and Exchange Commission (the “SEC”) stating that it agreed with the statements in our Form 8-K reporting the dismissal of Moore filed on June 26, 2009, which letter was filed as Exhibit 16.1 to the Form 8-K.

On August 27, 2009, the Public Company Accounting Oversight Board (“PCAOB”) revoked the registration of Moore because of violations of PCAOB rules and auditing standards in auditing the financial statements, PCAOB rules and quality controls standards, and Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 thereunder, and noncooperation with a PCAOB investigation.

Prior to our acquisition of China Northern Pharmacy Holding Group Limited (“CNPH”) on May 7, 2009, which for accounting purposes has been accounted for as a reverse acquisition under the purchase method for business combinations, we, then known as Domain Registration, Corp., were a “shell company” (as defined in Rule 12b-2 under the Exchange Act). As a result of the acquisition of CNPH, the historical financial statements of CNPH are now our historical financial statements, and the financial statements of Domain Registration, Corp. prior to the Merger are no longer required to be filed in our reports filed under the Exchange Act.

Engagement of Sherb & Co., LLC

On June 30, 2009, we engaged Sherb & Co., LLC as our registered independent public accountants for the fiscal year ending December 31, 2009.  The engagement of Sherb was approved by our Board of Directors on June 30, 2009.  Sherb & Co., LLP issued an audit report on the consolidated financial statements of CNPH as at and for the years ended December 31, 2008 and 2007, which did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles.

Resignation of Sherb & Co., LLC

By letter dated February 11, 2010, Sherb & Co., LLP advised us of its resignation as the independent registered public accounting firm for our company.  The resignation of Sherb & Co., LLP was accepted and approved by our Board of Directors on February 21, 2010.

In connection with the audit of the consolidated financial statements of CNPH as at and for the years ended December 31, 2008, and 2007, and through February 11, 2010, the date we filed a Current Report on Form 8-K reporting the resignation, : (i) there were no disagreements between Sherb & Co., LLP and us on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Sherb & Co., LLP, would have caused Sherb & Co., LLP to make reference to the subject matter of the disagreement in its report on our financial statements for such year or during the interim period through that date, and (ii) there were no reportable events within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

Sherb & Co., LLP furnished us with a letter addressed to the SEC stating that it agreed with the statements in our Form 8-K reporting the resignation of Sherb & Co., LLP, which letter was filed as Exhibit 16.1 to the Form 8-K.

Sherb & Co., LLP declined to re-issue its report on our 2008 Financial Statements.

Engagement of Davis Accounting Group, P.C.

On February 21, 2010, we engaged Davis Accounting Group, P.C. as our registered independent public accountants for the fiscal year ended December 31, 2009. The decision to engage Davis Accounting Group, P.C. was approved by our Board of Directors on February 21, 2010. We also have engaged Davis Accounting Group, P.C. to re-audit our 2008 Financial Statements.

During our two most recent fiscal years ended December 31, 2009, and 2008, and through February 22, 2010, the date upon which we filed a Current Report on Form 8-K reporting the engagement of Davis Accounting Group, P.C., we did not consult with Davis Accounting Group, P.C. on (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that may be rendered on our financial statements, and Davis Accounting Group, P.C. did not provide either a written report or oral advice to us that Davis Accounting Group, P.C. concluded was an important factor considered by us in reaching a decision as to any accounting, auditing, or financial reporting issue; or (ii) the subject of any disagreement, as defined in Item 304 (a)(1)(iv) of Regulation S-K and the related instructions, or a reportable event within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including to the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, under the supervision of and with the participation of our management, our President and Chief Executive Officer, and, our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009.  Based on that evaluation, we concluded that because of the material weakness in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2009.

Management’s Report on Internal Control over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires that management document and test the Company’s internal control over financial reporting and include in this Annual Report on Form 10-K a report on management’s assessment of the effectiveness of our internal control over financial reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting refers to the process designed by, or under the supervision of our Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP, and includes those policies and procedures that:

(1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management and Directors; and

(3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the framework set forth in the report entitled Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication and (v) monitoring. Based on that evaluation, we concluded that as of December 31, 2009, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective to satisfy the objectives for which they were intended.

In connection with their review of our internal controls over financial reporting for the fiscal year ended December 31, 2009, our management concluded that there were several significant deficiencies, that when combined, resulted in a material weakness in our internal controls over our ability to produce financial statements free from material misstatements. The material weakness resulted from a combination of the following significant deficiencies:

•
Lack of documentation and review of financial information by our accounting personnel with direct oversight responsibility, and lack of analysis and reconciliation of certain accounts on a periodic basis, and the failure of the accounting system to provide information related to expenditures on a project-by-project basis;

•	Lack of timely identification, research and resolution of accounting issues and lack of documentation of consideration of recent accounting pronouncements;
•	Absence of documented controls over our related party transactions; and
•	Lack of technical accounting expertise among senior financial staff regarding US GAAP and the requirements of the PCAOB, and regarding the preparation of draft financial statements.

As a result of the above material weakness, our management concluded that, as of December 31, 2009, our internal control over financial reporting was not effective.

Change in Internal Control over Financial Reporting

In order to further enhance our internal controls, our management is seeking to implement the following changes to our accounting systems by the end of fiscal year 2010:

•	the restructuring of our relationships with related parties to address our controls over related party transactions;
•	the hiring of additional accounting personnel to assist us in the timely identification, research and resolution of accounting issues and with our documentation processes;
•	the hiring of additional high-level accounting personnel with experience in US GAAP to monitor all financial and accounting affairs throughout the Company; and
•
the engagement of a third-party financial consulting firm to assist management in evaluating complex accounting issues on an as-needed basis, and the implementation of systems to improve control and review procedures over all financial statement and account balances.

We expect that these steps, when taken, will correct the material weaknesses described above. We do not believe that the costs of remediation for the above material weaknesses will have a material effect on our financial position, cash flow, or results of operations.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting.

During the fiscal quarter ended December 31, 2009, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed at the end of the fiscal year covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Our executive officers and Directors are:

Name	Age	Position
Yanhua Han	55	Director (Chairman of the Board)
Wenzhong Qin	36	Acting Chief Executive Officer and Chief Financial Officer

Yanhua Han was elected as a Director (Chairman of the Board) of the Registrant on May 7, 2009. Mr. Han has served as Chairman of Tonghua Huachen Pharmaceutical Company Limited and as the Political Consultative Conference permanent committee member of Tonghua City since 2000. From 1997 to 2000, Mr. Han served as factory manager of Tonghua Huachen Pharmaceutical Manufacturing Plant, the representative of the county's People's Deputy Congress, Vice Chairman of Tonghua County Chamber of Commerce and the permanent committee member of county's Political Consultative Conference. From 1990 to 1997, Mr. Han served as executive manager of Sichuan Chengdu Shuwei Medical Company. From 1989 to 1990, Mr. Han served as head of Jilin Province Tonghua Municipal government in Haikou Office. From 1988 to 1989, Mr. Han served as assistant director of Jilin Province Tonghua Foreign Economy and Trade Committee. From 1985 to 1988, Mr. Han served as assistant director of Jilin Province Tonghua County Planned Economy Committee. From 1982 to 1985, Mr. Han studied in and graduated from Tianjin University National economy Management School. From 1976 to 1982, Mr. Han served as staff in Jilin Province Tonghua area Administrative Office Construction Committee. From 1973 to 1976, Mr. Han served as a technician in Jilin Province the Fourth Construction Company technical department. In 1973, Yanhua Han graduated from Jilin Architectural Engineering Institute and Tianjin University School of Economy and Management. Currently, he is the municipal Political Consultative Conference permanent committee member and the People's Deputy Congress representative.

Wenzhong Qin was elected Chief Financial Officer on March 23, 2010 and Acting Chief Executive Officer on April 30, 2010. From February 2007 to August 2009, Mr. Qin was Chief Financial Officer of Dina Clothing Accessories (Hongkong) Limited. From February 2006 to February 2007, he was a financial manager with Federal Signal (Shanghai) Co., Ltd.  From April 2002 to January 2006, he served as a financial manager at Actuant (Shanghai) Co., Ltd.  From July 1999 to March 2002, he was a financial supervisor with Tyco Electronics Co., Ltd.  From July 1994 to June 1999, he was a senior auditor at Ernst & Young LLP.

Mr. Qin received a B.S. degree from Shanghai Financial and Economic University in 2001.

We do not have audit, nominating or compensation committees.

Since our common stock is quoted on the OTC Bulletin Board, the Board has no plans or need to establish a compensation committee to determine guidelines for determining the compensation of its executive officers or Directors, who currently serve without compensation. For similar reasons, we have not adopted a written policy for considering recommendations from shareholders for candidates to serve as Directors or with respect to communications from shareholders.

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

Based on a review of the copies of such forms furnished to us and representations from our executive officers and Directors, we believe that during 2009 all of our officers, Directors and greater than 10% stockholders complied with all applicable Section 16(a) filing requirements, except that the Forms 3 filed by Yanhua Han, Yunlu Yin and Ziqiang Guo were filed 26 days late.

Compensation of Directors

During the fiscal year ended December 31, 2009, we did not pay or accrue for any individual serving as a member of our Board of Directors, and none of our Directors earned, any fees for serving as a member of our Board of Directors. The following table sets forth certain information regarding the compensation paid to our Directors during the fiscal year ended December 31, 2009.

DIRECTOR COMPENSATION
	Fees			Non-Equity	Non-Qualified
	Earned			Incentive	Deferred	All
	or Paid	Stock	Option	Plan	Compensation	Other
	in Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

Yanhua Han(1)	None	None	None	None	None	None	None
Yunlu Yin (2)	None	None	None	None	None	None	None
Ziqiang Guo (2)	None	None	None	None	None	None	None
Chanhua Yang(3)	None	None	None	None	None	None	None
Hui Ping Cheng(4)	None	None	None	None	None	None	None
_____
(1)	Yanhua Han was elected a Director on May 7, 2009.
(2)	Yunlu Yin and Ziqiang Guo served as Directors from May 29, 2009 until April 26, 2010.
(3)	Chanhua Yang served as a Director from January 23, 2009 until May 7, 2009.
(4)	Hui Ping Cheng served as a Director until January 23, 2009

Item 11. Executive Compensation.

The following table sets forth information with respect to the amounts awarded to, earned by, or paid to, the individuals who served as our principal executive officer during the year ended December 31, 2009 for services provided in all capacities to us and our subsidiaries. No other executive officer or former executive officer received more than $100,000 in compensation for the fiscal year ended December 31, 2009.

Summary Compensation Table

Name & Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation	Total

Yunlu Yin	2009	96,491	0	0	0	0	0	0	0
CEO and President

Chanhua Yang	2009	0	0	0	0	0	0	0	0
CEO, President
And CFO

Hui Ping Cheng	2009	0	0	0	0	0	0	0	0
CEO, President and CFO	2008	0	0	0	0	0	0	0	0
____
(1)	Yunlu Yin served as CEO and President from May 7, 2009 until April 2, 2010.
(2)	Chanhua Yang served as CEO, President and Chief Financial Officer from January 23, 2009 until May 7, 2009.
(3)	Hui Ping Cheng served as CEO, President and Chief Financial Officer until January 23, 2009.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 25, 2010, the number of shares of our common stock beneficially owned by (i) each person or entity known to us to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each of our Directors and each of our officers named in the Summary Compensation Table, and (iii) all of our officers and Directors as a group. Information relating to the beneficial ownership of our common stock by principal stockholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Each beneficial owner's percentage ownership is determined by assuming that options or warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days from the date of this report have been exercised. Except as noted below, each person has sole voting and investment power. As of March 25, 2010, we had outstanding 50,000,000 shares of common stock.  The address of the officers and directors listed below is c/o our company, New Agriculture Development Park, Unit - Tonghua Huachen Herbal Planting Co. Ltd, Daquan Village, Tonghua County, Jilin Province, P.R. China 134100.

	Amount and Nature of	Percent of
Name and Address of Beneficial Owner	Beneficial Ownership	Common Stock

Directors and Officers:
Yanhua Han	14,875,000	29.75%
Yunlu Yin (1)	None	--
Ziqiang Guo (2)	None	--
All Directors and executive officers
as a group (4 persons) (1) (2)	14,875,000	29.75%

Other Beneficial Owners of More than 5% of Outstanding Shares:

Zuhong Xu	4,250,000	8.50%
Giant Fortune Investment Management Limited
Shenzhen City Shennan Zhong Road,
P.O. Box 031-046, 518031, P.R. China

Feng Wang	4,250,000	8.50%
Enhanced Way Investments Limited
Shenzhen City Shennan Zhong Road,
P.O. Box 031-046, 518031, P.R. China

Meng Wang	4,250,000	8.50%
Power Step Investments Limited
Shenzhen City Longgang District
Pinghu Town Pingxing Avenue
Xinglian Industrial District, P.R. China 518111

Wenan Chen	4,250,000	8.50%
Talent Peak Limited
Hubei Province Ezhou City
Tingzu Town
Guihua Village Group Fifteen, P.R. China 436000
___
(1)Yunlu Yin resigned as President and CEO on April 2, 2010 and as a Director on April 26, 2010.
(2) Ziqiang Guo resigned as a Director on April 26, 2010.

Item 13. Certain Relationships and Related Transactions

There have not been any transactions required to be reported under this item since January 1, 2008.

Director Independence

Yanhua Han, our Chairman and the Chairman of our subsidiary Tonghua Huachen Pharmaceutical Company Limited, is not "independent" (as defined by Rule 10A-3 under the Exchange Act).

Item 14. Principal Accounting Fees and Services

The following is a summary of the fees billed to us by Sherb & Co., LLP, and Davis Accounting Group, P.C. for professional services rendered for the fiscal years ended December 31, 2008 and 2009, respectively:

Fiscal year ended December 31,
	2008 (Sherb&Davis)	2009 (Davis)

Audit Fees	$120,000 (Sherb)	$130,000
$20,000 (Davis)
Audit Related Fees	$-	$-
Tax Fees	$-	$-
All Other Fees	$-	$-

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

Our Board of Directors has reviewed and discussed with Davis Accounting Group, P.C., our audited financial statements contained in our Annual Report on Form 10-K for the 2009 fiscal year. The Board of Directors also has discussed with Davis Accounting Group, P.C., the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of our financial statements.

Our Board of Directors has received and reviewed the written disclosures and the letter from Davis Accounting Group, P.C. required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), and has discussed with Davis Accounting Group, P.C. its independence from our company.

Our Board of Directors has considered whether the provision of services other than audit services is compatible with maintaining auditor independence. Based on the review and discussions referred to above, the Board of Directors determined that the audited financial statements be included in our Annual Report on Form 10-K for our 2009 fiscal year for filing with the SEC.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibits.

No.	Description

2.1	Articles and Plan of Merger of Bahamas Enterprises. Inc. into Suzy-Path, Corp. (incorporated herein by reference to exhibit 2.1 to Registrant's Form 8-K filed on October 11, 2001).

2.2	Articles and Plan of Merger of Suzy-Path, Corp. into Domain Registration, Corp. (incorporated herein by reference to exhibit 10.1 to Registrant's Form 8-K, filed on October 25, 2001).

2.3
Agreement and Plan of Merger, dated as of April 30, 2009 among the Registrant, DOMR Merger Sub, Inc. ("SUB"), China Northern Pharmacy Holding Group Limited ("CNPH"), Li Yang, Yanhua Han, Hong Lin, Zuzhuan Xu, Chunrong Xiong, Giant Fortune Investment Management Limited, Enhanced Way Investments Limited, Power Step Investments Limited, Talent Peak Limited and Top Goal Technology Limited (incorporated herein by reference to exhibit 10.1 to Registrant's Current Report on Form 8-K filed on April 30, 2009).

3.1	Articles of Incorporation, as amended (incorporated herein by reference from exhibit 3.1 to Registrant's Form 8-K filed on October 25, 2001).

3.2	Articles of Incorporation, as amended (incorporated herein by reference from exhibit 3.1 to Registrant’s Form 8-K filed on July 20, 2009).

3.3	Certificate of Designation authorizing the issuance of Series A Convertible Preferred Stock ((incorporated herein by reference from exhibit 3.4 to Registrant’s Form 8-K filed on September 14, 2009).

3.4	By-laws, as amended (incorporated herein by reference from exhibit 3.2 to Registrant’s Form 8-K filed on July 20, 2009).

3.5	Specimen of Common Stock certificate.

14.1	Code of Ethics (incorporated herein by reference to exhibit 99.1 to Registrant's Form 10-Q filed on November 13, 2003).

21.1	List of subsidiaries (incorporated herein by reference to exhibit 21.1 to Registrant’s Form 8-K filed on May 8, 2009).

BIOPHARM ASIA, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31 2009 AND 2008

Report of Registered Independent Auditors	F-2

Consolidated Financial Statements-

Consolidated Balance Sheets as of December 31 2009 and 2008	F-4

Consolidated Statements of Operations and Comprehensive Income
for the Years Ended December 31, 2009 and 2008	F-5

Consolidated Statements of Stockholders’ Equity for the Years Ended
December 31, 2009 and 2008	F-6

Consolidated Statements of Cash Flows for Years Ended December 31, 2009
and 2008	F-7

Notes to Consolidated Financial Statements December 31, 2009 and 2008	F-8

REPORT OF REGISTERED INDEPENDENT AUDITORS

The Board of Directors and Stockholders of
Biopharm Asia, Inc.:

We have audited the accompanying consolidated balance sheets of Biopharm Asia, Inc. (a Nevada corporation) and subsidiaries as of December 31, 2009, and 2008, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2009.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Biopharm Asia, Inc. and subsidiaries as of December 31, 2009, and 2008, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

Respectfully submitted,

/s/ Davis Accounting Group P.C.

Cedar City, Utah,
May 10, 2010.

BIOPHARM ASIA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2009 AND 2008

	2009	2008
ASSETS

Current Assets:
Cash and cash equivalents	$11,066,671	$5,869,607
Accounts receivable-
Trade	18,716,094	15,354,103
Employees and other	1,538,783	855,271
Related parties	1,339,828	4,129,531
Less - Allowance for doubtful accounts	(514,011)	(719,224)
Total accounts receivable	21,080,694	19,619,681
Inventories	14,057,699	7,908,494
Advances to suppliers	196,722	108,146
Total current assets	46,401,786	33,505,928

Property and Equipment:
Buildings	4,928,544	4,923,929
Biological assets	6,247,016	3,706,031
Machinery and equipment	1,745,432	1,727,293
Vehicles	376,467	344,686
Leasehold improvements	2,682,284	-
	15,979,743	10,701,939
Less - Accumulated depreciation and amortization	(4,178,211)	(3,293,973)
	11,801,532	7,407,966
Construction work in progress	1,077,846	-
Net property and equipment	12,879,378	7,407,966

Other Assets:
Intangible assets, net	193,524	250,807
Deferred lease payments	1,845,289	819,360
Total other assets	2,038,813	1,070,167

Total Assets	$61,319,977	$41,984,061

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Short-term loans	$4,891,479	$5,185,840
Accounts payable and accrued liabilities	15,333,980	5,187,915
Advances from customers	143,751	315,885
Taxes payable	3,892,749	2,825,457
Other payables	4,202,238	937,434
Due to related parties	304,758	777,810
Total current liabilities	28,768,955	15,230,341
Total liabilities	28,768,955	15,230,341

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized; 155,000 and nil shares of Series A Convertible Preferred Stock subscribed for in 2009 and 2008, respectively	310,000	-
Receivable related to preferred stock subscriptions	(310,000)	-
Common stock, $0.001 par value, 150,000,000 shares authorized; 50,000,000 shares issued and outstanding in 2009 and 2008, respectively	50,000	50,000
Additional paid-in capital - Common stock	8,066,293	8,066,293
Statutory surplus reserves	2,678,094	2,117,010
Retained earnings	19,601,804	14,393,409
Accumulated other comprehensive income	2,154,831	2,127,008
Total Stockholders' Equity	32,551,022	26,753,720

Total Liabilities and Stockholders' Equity	$61,319,977	$41,984,061

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

BIOPHARM ASIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008
Revenues	$123,918,423	$90,855,824

Cost of Goods Sold	85,490,929	63,736,807

Gross Profit	38,427,494	27,119,017

Expenses:
Sales and marketing	8,090,078	6,509,078
General and administrative	2,599,329	1,678,119
Total operating expenses	10,689,407	8,187,197

Income from Operations	27,738,087	18,931,820

Interest Expense	(455,706)	(441,036)

Income before Income Taxes	27,282,381	18,490,784

Provision for Income Taxes	(6,633,916)	(4,063,027)

Net Income	$20,648,465	$14,427,757

Other Comprehensive Income:
Foreign currency translation adjustment	27,823	1,251,323
Total Comprehensive Income	$20,676,288	$15,679,080

Earnings Per Common Share:
Earnings per common share - Basic and Diluted	$0.41	$0.29

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	50,000,000	50,000,000

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

BIOPHARM ASIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	Subscribed		Receivable on Preferred			Additional	Statutory		Accumulated Other
	Preferred Stock		Stock	Common Stock		Paid-in	Surplus	Retained	Comprehensive
Description	Shares	Amount	Subscribed	Shares	Amount	Capital	Reserves	Earnings	Income	Total

Balance - December 31, 2007	-	$-	$-	50,000,000	$50,000	$7,846,728	$1,210,920	$6,939,506	$875,685	$16,922,839

Reverse merger recapitalization	-	-	-	-	-	(168,168)	-	168,168	-	-

Capital contribution	-	-	-	-	-	387,733	-	-	-	387,733

Dividends paid	-	-	-	-	-	-	-	(6,235,932)	-	(6,235,932)

Appropriation to statutory surplus reserves	-	-	-	-	-	-	906,090	(906,090)	-	-

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	1,251,323	1,251,323

Net income for the period	-	-	-	-	-	-	-	14,427,757	-	14,427,757

Balance - December 31, 2008	-	-	-	50,000,000	50,000	8,066,293	2,117,010	14,393,409	2,127,008	26,753,720

Issurance of preferred stock	155,000	310,000	(310,000)	-	-	-	-	-	-	-

Dividends paid	-	-	-	-	-	-	-	(14,878,986)	-	(14,878,986)

Appropriation to statutory surplus reserves	-	-	-	-	-	-	561,084	(561,084)	-	-

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	27,823	27,823

Net income for the period	-	-	-	-	-	-	-	20,648,465	-	20,648,465

Balance -December 31, 2009	155,000	$310,000	$(310,000)	50,000,000	$50,000	$8,066,293	$2,678,094	$19,601,804	$2,154,831	$32,551,022

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

BIOPHARM ASIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008

Net Cash Provided by Operating Activities:
Net income	$20,648,465	$14,427,757
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	941,521	890,780
Allowance for doubtful accounts	57,287	-
Recovery of allowance for doubtful accounts	(265,296)	-
Changes in Operating Assets and Liabilities-
Accounts receivable	(3,419,011)	(1,613,528)
Other receivables	(623,696)	(49,749)
Advances to suppliers	(88,576)	370,346
Inventories	(6,149,205)	(1,460,458)
Accounts payable and accrued liabilities	10,146,065	(373,592)
Other payables	3,264,804	(1,060,587)
Advances from customers	(172,134)	(171,460)
Taxes payable	1,067,292	1,532,033
Net Cash Provided by Operating Activities	25,407,516	12,491,542

Investing Activities:
Deferred lease payments	(1,025,929)	330,600
Disposal of property and equipment	-	45,886
Purchases of property and equipment	(6,355,650)	(722,447)
Net Cash (Used in) Investing Activities	(7,381,579)	(345,961)

Financing Activities:
Capital contribution	-	1,165,712
Dividends paid	(14,878,986)	(6,235,932)
Proceeds from short-term loans	3,768,196	4,515,989
Payments on short-term loans	(4,062,557)	(3,974,652)
Payments on long-term loans	-	(205,350)
Proceeds from related parties	2,789,703	-
Payments to related parties	(473,052)	(3,082,645)
Repayment from related parties	-	(3,924,181)
Net Cash (Used in) Financing Activities	(12,856,696)	(11,741,059)

Net Increase in Cash	5,169,241	404,522

Effect of Exchange Rate Changes on Cash and Cash Equivalents	27,823	1,251,323

Cash and Cash Equivalents - Beginning of Period	5,869,607	4,213,762

Cash and Cash Equivalents - End of Period	$11,066,671	$5,869,607

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$466,369	$451,791
Income taxes	$6,416,335	$4,146,299

Supplemental Disclosure of significant non-cash transactions:
Reclassification of construction in progress to property	$-	$18,626
Adjustment to statutory surplus reserves	$-	$906,090
Subscriptions to purchase 155,000 shares of Series A Preferred Stock to 13 investors	$310,000	$-

On May 7, 2009, pursuant to the terms of an Agreement and Plan of Merger, the Company completed an exchange of 42,500,000 newly issued shares of its common stock for all of the issued and outstanding share capital of China Northern Pharmacy Holding Group Liminted, a British Virgin Islands corporation. The transaction was treated as a reverse merger and recapitalization for financial reporting purposes.

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

BIOPHARM ASIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

Note 1-Summary of Significant Accounting Policies

   Basis of Presentation and Organization

BioPharm Asia, Inc. (the "Company" or “BioPharm,” and previously Domain Registration, Corp.), is an entity that was incorporated under the laws of the State of Nevada on July 31, 2001.  Through a merger with Bahamas Enterprises, Inc., the accounting predecessor to the Company organized under the laws of the State of Nevada on July 10, 1996, it became a wholly owned subsidiary of Suzy-Path, Corp.  The merger resulted in the direct acquisition of the assets comprising a going business.  Domain Registration, Corp. owned domain names and maintained a website for customers to register domain names through a contact with Verio, Inc.  Prior to April 2009, the Company was a development stage enterprise, and had no assets.  Further, it had not generated any revenues from operations.  It maintained its registration as a public entity with the Securities and Exchange Commission (“SEC”).

On April 28, 2009, the Company organized and incorporated DOMR Merger Sub, Inc. (“Merger Sub”) as a wholly owned subsidiary.  On April 30, 2009, BioPharm and Merger Sub entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Merger Sub, and China Northern Pharmacy Holding Group Limited ("CNPH"), a British Virgin Islands corporation, and their stockholders.  On May 7, 2009, Merger Sub merged with and into CNPH, (the “Merger”) with CNPH designated as the surviving corporation.

Pursuant to the terms of the Merger Agreement, on May 7, 2009, in exchange for their shares in CNPH, the stockholders of CNPH received stock consideration consisting of 42,500,000 newly issued shares of the Company’s common stock, divided proportionally among the CNPH stockholders in accordance with their respective ownership interests in CNPH.  Prior to the Merger, the Company had 7,500,000 shares of common stock issued and outstanding.  As a result of the Merger, the stockholders of CNPH acquired approximately 85 percent of the outstanding stock of BioPharm, effectively obtaining operational and management control of the Company.

For financial reporting purposes, the transaction has been accounted for as a reverse merger and recapitalization, whereby CNPH is considered the acquirer for accounting purposes, and the financial statements of CNPH and BioPharm have been brought over at their historical bases, with the operations of CNPH presented under the name of the Company in subsequent filings with the Securities and Exchange Commission (“SEC”).  Costs and expenses associated with the Merger have been expensed as incurred.

CNPH is a holding company, which acquired, on November 25, 2008, all of the outstanding capital stock of China Northern Pharmacy Holding Group Limited, a Hong Kong company ("CNPH HK").  CNPH HK was incorporated on October 16, 2008.  CNPH HK is a holding company, which acquired, on November 21, 2008, all of the equity interests of Tonghua Huachen Herbal Planting Company Limited ("HERB"), and Tonghua S&T Medical & Pharmacy Company Limited ("PHARMACY").  Both HERB and PHARMACY are companies organized and registered in the People’s Republic of China (“PRC”).

BIOPHARM ASIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

HERB is an operating company incorporated on March 23, 2004, in Tonghua City, Jilin Province, PRC, and it is engaged in planting, processing, and selling herbs (such as Chinese Magnolia Vine, Ussuriensis Fritillary Bulb, Membranous Milk Vetch Root, Chinese Thorowax Root, Manchurian Wild Ginger, Ginseng, and Kudzurine Root) in the PRC.  HERB owns 100 percent of the equity interests of Tonghua Huachen Pharmaceutical Company Limited ("HUACHEN"), a PRC company founded in 1989 in Tonghua City, Jilin Province, PRC, and incorporated in Tonghua City on August 31, 2000.  HUACHEN is engaged in the production and sale of herbal products, such as Qiweixiaoke Capsules, Shengan Bujin Tablets, Tongqiaobiyan Tablets, Huatanpingchuan Tablets, Wujiarongxue Oral Liquid, and Methocarbamol Capsules.

PHARMACY is an operating company incorporated in Tonghua City, Jilin Province, PRC, on September 1, 2002.  It is engaged in drug logistics and distribution in the PRC, and as of December 31, 2009, PHARMACY owned 360 retail drug stores.  In addition, PHARMACY owns 100 percent of the equity interests of Yunnan Silin Pharmaceutical Company Limited ("SILIN"), a PRC company incorporated in Kunming City, Yunnan Province, PRC, on October 25, 2004, and which is engaged in the marketing and sale of medicinal products to hospitals and pharmacies in the PRC.

On May 4, 2009, the Board of Directors of CNPH, prior to the Merger, declared a dividend to its then current stockholders of approximately $14,879,000 (RMB 101,644,311).  All of the dividends declared were distributed before December 31, 2009.

On July 17, 2009, the Company filed an amendment to its Articles of Incorporation changing its corporate name from Domain Registration, Corp., to BioPharm Asia, Inc., and authorized and provided for the following:  (i) the authorization of 20 million shares of preferred stock, par value $0.001 per share; and, (ii) an increase in the number of authorized shares of common stock, par value $0.001, from 50 million shares to 150 million shares.  The Company subsequently completed an offering and received subscriptions to purchase 155,000 shares of Series A Convertible Preferred Stock to 13 investors with a value of $310,000.

BioPharm, Merger Sub, CNPH, CNPH HK, HERB, PHARMACY, HUACHEN, and SILIN are collectively referred to as the “Company” unless specific reference is made to a specific entity of the consolidated company.

   Accounting Method

The accompanying consolidated financial statements were prepared using the accrual method of accounting.

   Principles of Consolidation

The accompanying consolidated financial statements of the Company and its wholly owned subsidiaries were prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).  All significant intercompany balances, transactions, and cash flows have been eliminated in consolidation.

BIOPHARM ASIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

   Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, BioPharm considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, all highly liquid instruments purchased with a maturity of three months or less, and money market accounts to be cash and cash equivalents.  The Company maintains cash and cash equivalents with various financial institutions mainly in the PRC.  Balances at financial institutions or state-owned banks within the PRC are not covered by insurance.  Non-performance by these institutions could expose the Company to losses for amounts in excess of insured balances.  As of December 31, 2009, and 2008, the Company's bank balances held in Chinese institutions of approximately $11 million and $5.9 million, respectively, were uninsured.  The Company has not experienced, nor does it anticipate, non-performance by these institutions.

   Accounts Receivable

The Company records accounts receivable on shipment of products to customers.  The trade receivables are not collateralized, and interest is not accrued on past due accounts.  The Company maintains an allowance for doubtful accounts for estimated losses.  Periodically, management of the Company reviews the accounts receivable and makes general and specific allowances when there is doubt as to the collectability of individual balances.  In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, the customer’s historical payment history, its current credit-worthiness, and current economic trends.  The amount of the provision, if any, is recognized in the consolidated statements of operations and comprehensive income within the general and administrative expenses.  Accounts are written off after appropriate collection efforts are conducted.  The activity in the allowance for doubtful accounts for the years ended December 31, 2009, and 2008, was as follows:

	2009	2008
Beginning Balance - January 1	$719,224	$751,540
Increase in allowance for doubtful accounts	57,287	-
Write-off of doubtful accounts	-	(168,770)
Recovery of amounts written-off	(265,296)	-
Foreign currency translation adjustment	2,796	136,454
Ending Balance - December 31	$514,011	$719,224

   Inventories

Inventories are stated at the lower of cost or market utilizing the moving average method.  Costs of work-in-progress and finished goods are composed of direct materials, direct labor and an attributable portion of manufacturing overhead.  A reserve for obsolete or slow-moving inventory is established when management determines that the carrying value of certain inventories may not be realizable.  If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserves for the difference between the cost and the market value.  These reserves are recorded based on estimates and reflected in cost of sales.  There were no allowances for obsolete or slow-moving inventories deemed necessary by management as of December 31, 2009, and 2008.

   Property, Plant and Equipment

Property, plant, and equipment is recorded at historical cost.  Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets.  Expenditures for major additions or improvements, which extend the useful lives of assets, are capitalized.  Minor replacements, maintenance and repairs, which do not improve or extend the lives of the assets, are charged to operations as incurred.  Disposals are removed at cost less accumulated depreciation, and any resulting gain or loss is reflected in current operations.  In accordance with US GAAP, the Company examines the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable.  The estimated useful lives for significant property, plant, and equipment categories are as follows:

Buildings	20 years
Biological assets	27 years
Machinery and equipment	10 years
Vehicles	5 years
Leasehold improvements	5 years

   Construction Work in Progress

Construction work in progress consists of costs incurred for construction projects that have not yet been completed.  Such projects predominantly relate to the Company's expansion of its retail stores.  Once the projects are completed, the costs will be transferred to the appropriate property, plant, and equipment category.

   Biological Assets

Biological assets, which are included in property, plant, and equipment, consist primarily of Schisandra berry trees, which provide the extract used to manufacture several traditional Chinese medicines.  The costs to purchase and cultivate these trees and the expenditures related to labor and materials to prepare the land, to construct staking and wiring on the field, and labor costs for grafting and pruning during the early stages of the trees’ development are capitalized until the trees become commercially pthird roductive, at which time annual depreciation is recognized using the straight-line method over the economic useful life of the trees, which is estimated to be 27 years.  Depreciation expense pertaining to the biological assets amounted to $142,673 and $105,764 for the years ended December 31, 2009, and 2008, respectively, and are included in costs of inventories, and ultimately become a component of cost of goods sold.

BIOPHARM ASIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

   Lease Obligations

All noncancellable leases with an initial term greater than one year are categorized as either capital leases or operating leases.  Assets recorded under capital leases are amortized according to the methods employed for property and equipment or over the term of the related lease, if shorter.

   Impairment of Long-lived Assets

The management of the Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable.  The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset.  The amount of impairment is measured as the difference between the assets estimated fair value and its book value.  The Company did not consider it necessary to record any impairment charges during the years ended December 31, 2009, and 2008.

   Fair Value of Financial Instruments

Effective January 1, 2008, the Company adopted ASC 820-Fair Value Measurements and Disclosure or ASC 820 for assets and liabilities measured at fair value on a recurring basis.  ASC 820 establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements.  The adoption of ASC 820 did not have an impact on the Company’s financial position or operating results, but did expand certain disclosures.

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

BIOPHARM ASIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

   Foreign Currency Translation

The Company accounts for foreign currency translation pursuant to FASB ASC 830 Foreign Currency Matters.  BioPharm’s functional currency is the Chinese Yuan Renminbi (“RMB”).  Under ASC 830, all assets and liabilities are translated into United States Dollars using the current exchange rate at the end of each fiscal period.  Revenues and expenses are translated using the average exchange rates prevailing throughout the respective periods.  Translation adjustments are included in other comprehensive income (loss) for the period.  Certain transactions of BioPharm are denominated in United States Dollars.  Translation gains or losses related to such transactions are recognized for each reporting period in the related consolidated statements of operations and comprehensive income (loss).

   Revenue Recognition

Product sales are generally recognized when title to the product has transferred to customers in accordance with the terms of the sale.  The Company recognizes revenue when goods are shipped, when a formal arrangement exists, the price is fixed or determinable, the product delivery has occurred, no other significant obligations of BioPharm exist, and collectability is reasonably assured.  The Company is required to collect a three percent value-added tax (“VAT”) on sales.  Revenues do not include this VAT, which is remitted to the government quarterly.

   Shipping and Handling Expenses

Shipping and handling expenses (freight- out and delivery) amounted to $2,177,159 and $1,341,261 for the years ended December 31, 2009, and 2008 respectively, and are included in sales and marketing expenses in the accompanying consolidated statements of operations and comprehensive income.

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

BIOPHARM ASIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

   Other Comprehensive Income

The Company presents comprehensive income (loss) under FASB ASC 220 Comprehensive Income.  ASC 220 states that all items that are required to be recognized under accounting standards as components of comprehensive income (loss) be reported in the financial statements.  Accumulated other comprehensive income consisted of unrealized gains or losses resulting from the translation of financial statements from RMB to United States Dollars.  For the years ended December 31, 2009, and 2008, the only components of comprehensive income were the net income for the periods and the foreign currency translation adjustments, which were gains of $27,823 and $1,251,323, respectively.

   Earnings per Common Share

Basic earnings per share is computed by dividing the net income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share is computed in a manner similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

   Use of Estimates

The Company's consolidated financial statements have been prepared in accordance with US GAAP and this requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Accordingly, actual results may differ significantly from these estimates under different assumptions or conditions.  Significant estimates include the allowance for doubtful accounts, the allowance for obsolete inventory, the useful lives of property and equipment, intangible assets, deferred lease expense, the allowance for deferred tax assets, and accruals for taxes due.

   Reclassification

Certain amounts presented in the consolidated financial statements as of and for the period ended December 31, 2008, have been reclassified to conform to the 2009 presentation.

BIOPHARM ASIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

   Recent Accounting Pronouncements

In March 2008, the FASB issued ASC 815 “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement 133.”  ASC 815 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how:  (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB No. 133, “Accounting for Derivative Instruments and Hedging Activities”; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  Specifically, ASC 815 requires:

•	disclosure of the objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation;
•	disclosure of the fair values of derivative instruments and their gains and losses in a tabular format;
•	disclosure of information about credit-risk-related contingent features;
•	and cross-reference from the derivative footnote to other footnotes in which derivative-related information is disclosed.

ASC 815 was effective for fiscal years and interim periods beginning after November 15, 2008.  Earlier application is encouraged.  The adoption of this pronouncement did not have a material impact on the Company’s financial statements.

On May 9, 2008, the FASB issued ASC 105 “The Hierarchy of Generally Accepted Accounting Principles.”  ASC 105 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (“US GAAP”) for nongovernmental entities.

Prior to the issuance of ASC 105, the US GAAP hierarchy was defined in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards (“SAS”) No. 69, “The Meaning of Present Fairly in Conformity with Generally Accept Accounting Principles.”  SAS No. 69 has been criticized because it is directed to the auditor rather than the entity.  ASC 105 addresses these issues by establishing that the US GAAP hierarchy should be directed to entities because it is the entity (not the auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with US GAAP.

The sources of accounting principles that are generally accepted are categorized in descending order as follows:

•
FASB Statements of Financial Accounting Standards and Interpretations, FASB Statement 133 Implementation Issues, FASB Staff Positions, and American Institute of Certified Public Accountants (AICPA) Accounting Research Bulletins and Accounting Principles Board Opinions that are not superseded by actions of the FASB.

•	FASB Technical Bulletins and, if cleared by the FASB, AICPA Industry Audit and Accounting Guides and Statements of Position.

•
AICPA Accounting Standards Executive Committee Practice Bulletins that have been cleared by the FASB, consensus positions of the FASB Emerging Issues Task Force (EITF), and the Topics discussed in Appendix D of EITF Abstracts (EITF D-Topics).

•
Implementation guides (Q&As) published by the FASB staff, AICPA Accounting Interpretations, AICPA Industry Audit and Accounting Guides and Statements of Position not cleared by the FASB, and practices that are widely recognized and prevalent either generally or in the industry.

BIOPHARM ASIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

ASC 105 is effective 60 days following the SEC’s approval of the Public Company Accounting   Oversight Board amendment to its authoritative literature.  It is only effective for nongovernmental entities; therefore, the US GAAP hierarchy will remain in SAS 69 for state and local governmental entities and federal governmental entities.  The management of Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

On May 26, 2008, the FASB issued ASC 944 “Accounting for Financial Guarantee Insurance Contracts.”  ASC 944 clarifies how FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises” (“SFAS No. 60”), applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities.  It also requires expanded disclosures about financial guarantee insurance contracts.

The accounting and disclosure requirements of ASC 944 are intended to improve the comparability and quality of information provided to users of financial statements by creating consistency.  Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under SFAS No. 60, “Accounting and Reporting by Insurance Enterprises.”  That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under FASB Statement No. 5, “Accounting for Contingencies” (“SFAS No. 5”).  ASC 944 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation.  It also requires disclosure about (a) the risk-management activities used by an insurance enterprise to evaluate credit deterioration in its insured financial obligations and (b) the insurance enterprise’s surveillance or watch list.

ASC 944 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for disclosures about the insurance enterprise’s risk-management activities.  Disclosures about the insurance enterprise’s risk-management activities are effective the first period beginning after issuance of ASC 944.  Except for those disclosures, earlier application is not permitted.  The adoption of this pronouncement did not have a material impact on the Company’s financial statements.

On May 22, 2009, the FASB ASC 958 “Not-for-Profit Entities: Mergers and Acquisitions”.  SFAS No. 164 (FASB ASC 958) is intended to improve the relevance, representational faithfulness, and comparability of the information that a not-for-profit entity provides in its financial reports about a combination with one or more other not-for-profit entities, businesses, or nonprofit activities.  To accomplish that, this Statement establishes principles and requirements for how a not-for-profit entity:

a.	Determines whether a combination is a merger or an acquisition.
b.	Applies the carryover method in accounting for a merger.
c.	Applies the acquisition method in accounting for an acquisition, including determining which of the combining entities is the acquirer.
d.	Determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of a merger or an acquisition.

BIOPHARM ASIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

This Statement also improves the information a not-for-profit entity provides about goodwill and other intangible assets after an acquisition by amending FASB Statement No. 142, Goodwill and Other Intangible Assets, to make it fully applicable to not-for-profit entities.

ASC 958 is effective for mergers occurring on or after December 15, 2009, and acquisitions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2009.  Early application is prohibited.  The management of Company does not expect the adoption of this pronouncement to have material impact on its financial statements.

On May 28, 2009, the FASB issued ASC 855 “Subsequent Events.”  SFAS No. 165 (FASB ASC 855) establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  Specifically, ASC 855 provides:

1.
The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements.

2.	The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements.
3.	The disclosures that an entity should make about events or transactions that occurred after the balance sheet date.

In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009.  The adoption of this pronouncement did not have a material impact on the consolidated financial statements of the Company.

In June 2009, the FASB issued ASC 860 “Accounting for Transfers of Financial Assets- an amendment of FASB Statement No, 140.”  ASC 860 is a revision to SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” and will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets.  It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures.

BIOPHARM ASIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

This statement is effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009.  The management of Company does not expect the adoption of this pronouncement to have material impact on its financial statements.

In June 2009, the FASB issued ASC 810 "Amendments to FASB Interpretation No. 46(R).”  ASC 810 amends certain requirements of FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.

This statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009.  The management of Company does not expect the adoption of this pronouncement to have material impact on its financial statements.

In June 2009, the FASB issued ASC 105 "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162.”  ASC 105 establishes the FASB Accounting Standards Codification (the "Codification") to become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (“US GAAP”).  The Codification did not change US GAAP but reorganizes the literature.

ASC 105 is effective for interim and annual periods ending after September 15, 2009.  The adoption of this pronouncement did not have a material impact on the consolidated financial statements of the Company.

BIOPHARM ASIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

Note 2-Accounts Receivable

As of December 31, 2009, and 2008, accounts receivable consisted of the following:

	2009	2008
Trade accounts	$18,716,094	$15,354,103
Employees and other	1,538,783	855,271
Related parties	1,339,828	4,129,531
	21,594,705	20,338,905
Less - Allowance for doubtful accounts	(514,011)	(719,224)
Total accounts receivable	$21,080,694	$19,619,681

The Company records accounts receivable on shipment of products to customers.  The trade receivables are not collateralized, and interest is not accrued on past due accounts.

As of December 31, 2009, and 2008, employees and other receivables consisted of the following:

	2009	2008
Advances to employees	$1,538,783	$493,927
Security deposits	-	361,344
Total	$1,538,783	$855,271

Advances to employees are primarily advances made to employees and salesmen for travel expenses to be incurred by these individuals in service to the Company.

Note 3-Advances to Suppliers

Advances to suppliers as of December 31, 2009, and 2008 amounted to $196,722 and $108,146 respectively, and consisted primarily of prepayments to suppliers for merchandise that had not yet been shipped to the Company, as well as services that had not yet been provided to the Company.  The Company recognizes advances as costs of inventories or operating expenses as suppliers make delivery of goods or provide services.

BIOPHARM ASIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

Note 4-Inventories

As of December 31, 2009, and 2008, inventories consisted of the following:

	2009	2008
Raw materials	$967,608	$357,392
Work in progress	1,531,613	1,246,482
Finished goods	11,558,478	6,304,620
Total	$14,057,699	$7,908,494

As of December 31, 2009, and 2008, no provision for obsolete or slow-moving inventories was deemed necessary by the Company.

Note 5-Intangible Assets

As of December 31, 2009, and 2008, intangible assets consisted of the following:

	2009	2008
Manufacturing right (China Pharmaceutical Manufacturing Permit)	$410,064	$409,680
License fees (Medicine Patent)	162,924	162,772
Software (Accounting System)	4,394	4,389
Total	577,382	576,841
Less - Accumulated amortization	(383,858)	(326,034)
Intangible assets, net	$193,524	$250,807

Amortization expense amounted to $57,492 and $56,191 for the years ended December 31, 2009, and 2008, respectively.

The projected amortization expense attributable to future periods is as follows:

Year ending December 31,

2010	$57,519
2011	50,510
2012	41,006
2013	41,006
2014	3,483
$193,524

BIOPHARM ASIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

Note 6-Deferred Lease Payments

BioPharm leases from the local government in the PRC two farms that are used to plant and cultivate Schisandra trees.  Schisandra is harvested once a year with the highest production yield beginning three years after initial planting.  Schisandra berries can be used to produce Chinese medicines for a variety of diseases.

The first land parcel (Lease #1) is approximately 330 acres, and was leased for a 30-year term, which began on January 1, 2003.  A total of four lease payments amounting to $12,295,262 (RMB 84,000,000) are to be paid on the dates, June 30, 2003 (paid by the Company), June 30, 2011, June 30, 2019, and June 30, 2027.  The annual lease expense for Lease #1 has been calculated using the straight-line method over the life of the lease, and is approximately $410,000 (RMB 2,800,000) per year.  As of December 31, 2009, and 2008, the Company had deferred lease payments prepaid on this parcel of land of $409,842 and $819,360, respectively.

The Company leased a second land parcel (Lease #2) of approximately 165 acres pursuant to a 25-year lease commencing January 1, 2008.  A total of four lease payments amounting to  $5,123,026 (RMB 35,000,000) are to be paid over the 25-year term of Lease #2 on June 30, 2008 (paid by the Company), June 30, 2009 (paid by the Company), June 30, 2017 (approximately $1,639,800), and June 30, 2025 (approximately $1,639,800).  The annual lease expense for Lease #2 has been calculated using the straight-line method over the life of the lease, and is approximately $205,000 (RMB 1,400,000) per year.  As of December 31, 2009, the Company had deferred lease payments prepaid on this parcel of land of $1,435,447.

The following table reflects the scheduled future lease payment dates and amounts for Leases #1 and #2:

June 30, 2011	$3,278,737
June 30, 2017	1,639,800
June 30, 2019	3,278,737
June 30, 2025	1,639,800
June 30, 2027	2,459,051
Total	$12,296,125

Total deferred lease payments amounted to $1,845,289 and $819,360 as of December 31, 2009, and 2008, respectively.

BIOPHARM ASIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

Note 7-Short-term Loans

As of December 31, 2009, and 2008, short-term loans, consisted of the following:

	2009	2008
Loan payable to City Credit Union (Construction Road) due on November 10, 2009, with annual interest rate of 11.02% and secured by buildings and equipment.	$-	$292,630
Loan payable to City Credit Union (Construction Road) due on June 21, 2009, with annual interest rate of 10.5% and secured by buildings and equipment.	-	2,959,939
Loan payable to City Credit Union (Construction Road) due on December 20, 2009, with annual interest rate of 10.5% and secured by buildings and equipment.	-	804,728
Loan Payable to City Credit Union (Construction Road) due on December 19, 2010, with annual interest rate of 10.5% and secured by buildings and equipment.	758,619	757,909
Loan payable to City Credit Union (Construction Road) due on July 21, 2010, with annual interest rate of 10.5% and secured by building and equipment	144,987	151,162
Loan payable to Agriculture Finance Bureau of TongHua government, due on December 6, 2010, non-interest bearing and secured by buildings.	219,677	219,472
Loan payable to City Credit Union (Construction Road) due on April 20, 2010, with annual interest rate of 5.94% and secured by buildings and equipment.	805,483	-
Loan payable to City Credit Union (Construction Road) due on June 20, 2010, with annual interest rate of 5.94%, secured by buildings and equipment.	2,962,713	-
Total short-term loans	$4,891,479	$5,185,840

BIOPHARM ASIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

Note 8-Accounts Payable and Accrued Liabilities

As of December 31, 2009, and 2008, accounts payable and accrued liabilities were $15,333,980 and $5,187,915, respectively.  Accounts payable is composed primarily of amounts due to suppliers and vendors.  Items included in accounts payable and accrued liabilities are as follows:

	2009	2008
Accounts payable - Trade	$12,722,407	$4,966,343
Accrued liabilities	2,466,568	7,603
Payroll and welfare payables	145,005	213,969
Total	$15,333,980	$5,187,915

Note 9-Advances from Customers

Advances from customers represent prepayments to the Company for merchandise that had not yet been shipped to customers or services that had not yet been rendered to customers.  The Company will recognize these advances as revenue as customers take delivery of the goods or when the services have been rendered, in compliance with the Company’s revenue recognition policy.  Advances from customers totaled $143,751 and $315,885 at December 31, 2009, and 2008, respectively.

Note 10-Taxes Payable

As of December 31, 2009, and 2008, taxes payable consisted of the following:

	2009	2008
Income taxes payable	$1,536,184	$1,318,603
Value added tax payable	2,164,731	1,211,905
Other taxes payable	191,834	294,949
Total	$3,892,749	$2,825,457

The Company accounts for income taxes under a standard that requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carry forwards.  US GAAP additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.  Realization of deferred tax assets is dependent upon future earnings, if any, of which the timing and amount are uncertain.  The Company is subject to the Income Tax Laws of the PRC, Hong Kong, and the United States.

BIOPHARM ASIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

The Company’s effective tax rate is based on expected income and statutory tax rates and takes into consideration any permanent differences between financial statement and tax return income applicable to the Company in the jurisdictions in which the Company operates.  The effect of discrete items, such as changes in estimates, changes in enacted tax laws or rates or tax status, and unusual or infrequently occurring events, would be recognized in the interim period in which the discrete item occurs.  The accounting estimates used to compute the provision for income taxes may change as new events occur, additional information is obtained or as the result of new judicial interpretations or regulatory or tax law changes. The effective tax rates of 24.3% and 22% for the years ended December 31, 2009 and December 31, 2008, respectively are lower than the statutory rate of 25% due to the benefit resulting from the Company’s agricultural operations being exempt from income taxes.

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

CNPH HK was incorporated in Hong Kong and is subject to Hong Kong profit tax of 17.5% on its activities conducted in Hong Kong and any income arising in or derived from Hong Kong.  No provision for profits tax has been made for CNPH HK as the Company had no assessable income from Hong Kong for the year ended December 31, 2009.

The Company has had no assessable income within the United States.

Note 11-Other Payables

As of December 31, 2009, and 2008, other payables consisted of the following:

	2009	2008
Security deposits from salesmen	$426,066	$458,339
Union fees payable	19,013	2,302
Employee benefits payable	41,510	33,895
Payables to employees	3,715,649	442,898
Total	$4,202,238	$937,434

Note 12-Capital Stock

   Preferred Stock-

On August 21, 2009, the Company filed a Notice of Designation with the Nevada Secretary of State and established 155,000 shares of its authorized preferred stock as Series A Convertible Preferred Stock (the “Series A Preferred Stock”).

Subsequently, on September 3, 2009, the Company closed an offering of its Series A Preferred Stock, and agreed to issue a total of 155,000 shares to 13 investors at $2.00 per share for a total purchase price of $310,000 to be paid subsequently to the closing date.  When received, the proceeds from the issuance of the Series A Preferred Stock were to be used for working capital purposes.  As of December 31, 2009, the Company had not received payment of the $310,000 from the investors related to the issuance of Series A Preferred Stock.

Under the terms of the offering of the Series A Preferred Stock, the Company agreed to repurchase the Series A Preferred Stock from the 13 investors, at the election of each investor, on or before September 3, 2010, at a price of $2.60 per share (for a total repurchase price of $403,000).  In the event that the investors do not make the election to have the Company repurchase the Series A Preferred Stock on or before September 3, 2010, then, on September 6, 2010, the Series A Preferred Stock will automatically convert into shares of the Company’s common stock at a conversion price of $2.00 per share, subject to adjustment for organic changes resulting from stock splits, stock dividends, and business combinations, but not for issuances at less than fair market value or the conversion price.  See Note 16 for additional information.

BIOPHARM ASIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

   Common Stock-

On April 30, 2009, BioPharm and Merger Sub entered into a Merger Agreement by and among the Company, Merger Sub, and CNPH, a British Virgin Islands corporation, and their stockholders.  On May 7, 2009, Merger Sub merged with and into CNPH, with CNPH designated as the surviving corporation.

Pursuant to the terms of the Merger Agreement, on May 7, 2009, in exchange for their shares in CNPH, the stockholders of CNPH received stock consideration consisting of 42,500,000 newly issued shares of the Company’s common stock, divided proportionally among the CNPH stockholders in accordance with their respective ownership interests in CNPH.  Prior to the Merger, the Company had 7,500,000 shares of common stock issued and outstanding.  As a result of the Merger, the stockholders of CNPH acquired approximately 85 percent of the outstanding stock of BioPharm, effectively obtaining operational and management control of the Company.

For financial reporting purposes, the transaction has been accounted for as a reverse merger and recapitalization, whereby CNPH is considered the acquirer for accounting purposes, and the financial statements of CNPH and BioPharm have been brought over at their historical bases, with the operations of CNPH presented under the name of the Company in subsequent filings with the SEC.  Costs and expenses associated with the Merger have been expensed as incurred.

Note 13-Segment Reporting

US GAAP requires the use of the management approach model for segment reporting.  The management approach model is based on how a company's management organizes segments within the company for making operating decisions and assessing performance.  Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.  Based on this model, the Company has determined that it has four segments.  The Company’s principal businesses are the planting, manufacturing, distribution, and retail sale of a broad line of health care products.  Based on the various operating activities, the Company’s reportable segments are as follows:

Herbal planting – planting, processing, and selling herbs in China.
Drug manufacturing – the production and sale of herbal and pharmaceutical products.
Distribution – the sale of healthcare products to hospitals and pharmacy shops.
Retailing – the sale of healthcare products to consumers.

BIOPHARM ASIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

For the year ended December 31, 2009
	Herbal Planting	Drug Manufacturing	Distribution	Retailing	Corporate	Total
Revenues	$21,373,619	$33,252,296	$47,212,958	$22,079,550	$-	$123,918,423

Depreciation and Amortization	$603,633	$316,500	$21,388	$-	$-	$941,521

Segment Profit (Loss)	$4,859,495	$5,710,449	$8,740,773	$1,966,710	$(628,962)	$20,648,465

Segment Assets	$18,191,696	$15,959,773	$16,521,210	$10,647,298	$-	$61,319,977

Expenditures for Segment Assets	$3,252,914	$-	$1,758,361	$1,344,375	$-	$6,355,650

For the year ended December 31, 2008
	Herbal Planting	Drug Manufacturing	Distribution	Retailing	Corporate	Total
Revenues	$20,215,933	$28,330,394	$42,309,497	$-	$-	$90,855,824

Depreciation and Amortization	$609,923	$269,905	$10,952	$-	$-	$890,780

Segment Profit	$3,977,998	$4,520,842	$5,928,917	$-	$-	$14,427,757

Segment Assets	$14,826,069	$15,763,664	$11,394,328	$-	$-	$41,984,061

Expenditures for Segment Assets	$622,138	$61,678	$38,631	$-	$-	$722,447

In 2008, all corporate cost was booked in the general and administrative expenses, the Company has been re-organized, and these expenses are now separately reported.

Note 14-Related Party Transactions

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions.  Parties are also considered to be related if they are subject to common control or common significant influence.

BIOPHARM ASIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

Related parties with whom the Company has had transactions are:

Related Parties	Relationship
Yanhua Han	Stockholder, Chairman of Board of Directors
Hong Lin	Stockholder
Xiandong Meng	Senior Manager
Xueye Jing	Senior Manager
Baoyou Han	Senior Manager
Giant Fortune Ltd.	Stockholder

Due to/from Related Parties

Prior to the Merger (see Note 1), from time to time, the Company advanced funds to or received funds from certain officers and stockholders.  These advances were non-interest bearing, unsecured and payable/receivable on demand.  The related parties make monthly payments on the advances due to the Company.  Since May 7, 2009, the date of the Merger, the Company has not made any advances to officers or stockholders.

Due to related parties – December 31, 2009, and 2008:

Related Party	2009	2008
Hong Lin	$52,368	$334,912
YanHua Han	9,885	-
Xueye Jing	-	442,898
Kean Yuan	155,132	-
Stockholders	87,373	-
Total due to related parties	$304,758	$777,810

Due from related parties – December 31, 2009, and 2008:

Related Party	2009	2008
Yanhua Han	$890,074	$544,830
Hong Lin	449,754	-
Xiandong Meng	-	3,584,701
Total due from related parties	$1,339,828	$4,129,531

BIOPHARM ASIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

Note 15-Statutory Surplus Reserves

In accordance with PRC regulations, the Company is required to make appropriations to reserve funds, based on after-tax net income, from its PRC incorporated subsidiaries.  Collectively these are the statutory surplus reserves and are contained in the Company’s stockholders’ equity.  Annual appropriations to the statutory surplus reserves should be at least 10 percent of the after tax net income determined in accordance with PRC regulations until the statutory surplus reserve is equal to 50 percent of the entity’s registered capital or members’ equity.

HERB and HUACHEN transfer 10 percent of their after tax profit as reported in their PRC statutory financial statements to these statutory reserve funds.  The reserves can be used to offset losses incurred or to increase the registered capital.  Except for the reduction of losses incurred, any other application should not result in this reserve balance falling below 25 percent of the registered capital.  The statutory reserve fund amounts as of December 31, 2009, for both PHARMACY and SILIN reached 50 percent of their respective amounts of registered capital, and thus, such entities do not need to make any further allocations from retained earnings.

As of December 31, 2009, and 2008, the Company had total statutory surplus reserve balances of $2,678,094 and $2,117,010, respectively.

Note 16-Subsequent Event

As of May 10, 2010, the Company had not received the subscription amounts due for the 155,000 shares of its Series A Preferred Stock issuable to 13 investors for an aggregate of $310,000.  As a result of nonpayment by the investors, management of the Company cancelled the 155,000 shares of Series A Preferred Stock.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOPHARM ASIA, INC.

Dated: May 11, 2010	By:	/s/ Wenzhong Qin
Wenzhong Qin Acting Chief Executive Officer (Principal Executive Officer)

Dated: May 11, 2010	By:	/s/ Wenzhong Qin
Wenzhong Qin Chief Financial Officer (Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on May __, 2010.

Signature	Title

/s/ Yanhua Han	Chairman of the Board
Yanhua Han

/s/ Wenzhong Qin	Acting Chief Executive Officer
Wenzhong Qin	(Principal Executive Officer)

/s/ Wenzhong Qin	Chief Financial Officer
Wenzhong Qin	(Principal Financial and Accounting Officer)