Form 10-Q
period 2010-03-31
BIOPHARM ASIA, INC.
filed 2010-05-17
CIK 1080908

QUARTERLY REPORT
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

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

Issuer's telephone number: 011-86-435-5211804

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).        Yes [  ]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer |_|                     Accelerated filer      |_|
Non-accelerated filer  |_|                      Smaller reporting company |X|
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

At May 14, 2010, the Registrant had outstanding 50,000,000 shares of common stock.

FORM 10-Q
BIOPHARM ASIA, INC.
INDEX

		Page
PART I	FINANCIAL INFORMATION

	Item 1. Financial Statements (Unaudited)	F-1
	Item 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operation	4
	Item 3. Quantitative and Qualitative Disclosures About Market Risk	9
	Item 4. Controls and Procedures	9

PART II	OTHER INFORMATION

	Item 1A Risk Factors.	10
	Item 6. Exhibits	10

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

BIOPHARM ASIA, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31 2010, AND 2009
(Unaudited)

BIOPHARM ASIA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2010, AND DECEMBER 31, 2009
(Unaudited)

	2010	2009

Current Assets:
Cash and cash equivalents	$13,645,412	$11,066,671
Accounts receivable-
Trade	14,213,038	18,716,094
Employees and other	1,809,602	1,538,783
Related parties	687,966	1,339,828
Less - Allowance for doubtful accounts	(316,197)	(514,011)

Total accounts receivable	16,394,409	21,080,694
Inventories	14,694,985	14,057,699
Advances to suppliers	148,545	196,722
Prepaid expenses	87,105	-

Total current assets	44,970,456	46,401,786

Property and Equipment:
Buildings	4,929,916	4,928,544
Biological assets	6,403,217	6,247,016
Machinery and equipment	1,745,917	1,745,432
Vehicles	376,572	376,467
Leasehold improvements	2,683,030	2,682,284

	16,138,652	15,979,743
Less - Accumulated depreciation and amortization	(4,357,762)	(4,178,211)

	11,780,890	11,801,532
Construction work in progress	1,078,146	1,077,846

Net property and equipment	12,859,036	12,879,378

Other Assets:
Intangible assets, net	179,249	193,524
Deferred lease payments	1,691,896	1,845,289

Total other assets	1,871,145	2,038,813

Total Assets	$59,700,637	$61,319,977

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Short-term loans	$4,892,841	$4,891,479
Accounts payable and accrued liabilities	12,673,067	15,333,980
Advances from customers	339,077	143,751
Taxes payable	1,454,119	3,892,749
Other payables	2,839,892	4,202,238
Due to related parties	136,215	304,758

Total current liabilities	22,335,211	28,768,955

Total liabilities	22,335,211	28,768,955

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, $0.001 par value, 20,000,000 shares
authorized; 155,000 and nil shares of Series A
Convertible Preferred Stock subscribed
for in 2010 and 2009, respectively	310,000	310,000
Receivable related to preferred stock subscriptions	(310,000)	(310,000)
Common stock, $0.001 par value, 150,000,000 shares
authorized; 50,000,000 shares issued and
outstanding in 2010 and 2009, respectively	50,000	50,000
Additional paid-in capital - Common stock	8,066,293	8,066,293
Statutory surplus reserves	3,773,206	2,678,094
Retained earnings	23,311,301	19,601,804
Accumulated other comprehensive income	2,164,626	2,154,831
Total Stockholders' Equity	37,365,426	32,551,022

Total Liabilities and Stockholders' Equity	$59,700,637	$61,319,977

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

BIOPHARM ASIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2010	2009

Revenues	$32,112,447	$22,675,376

Cost of Goods Sold	22,021,302	16,652,173

Gross Profit	10,091,145	6,023,203

Expenses:
Sales and marketing	2,542,568	1,307,905
General and administrative	1,125,767	333,415

Total operating expenses	3,668,335	1,641,320

Income from Operations	6,422,810	4,381,883

Interest expense	(111,049)	(113,189)

Income before Income Taxes	6,311,761	4,268,694

Provision for Income Taxes	(1,507,152)	(1,077,244)

Net Income	$4,804,609	$3,191,450

Other Comprehensive Income:
Foreign currency translation adjustment	9,795	2,491

Total Comprehensive Income	$4,814,404	$3,193,941
Earnings Per Common Share:
Earnings per common share - Basic and Diluted	$0.10	$0.06

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	50,000,000	50,000,000

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

BIOPHARM ASIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2010	2009

Operating Activities:
Net income	$4,804,609	$3,191,450
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	347,219	410,055
Changes in Operating Assets and Liabilities-
Accounts receivable	4,653,656	2,505,296
Other receivables	(619,233)	484,371
Prepaid expenses	(87,105)	-
Advances to suppliers	48,177	(279,004)
Inventories	(637,286)	439,189
Accounts payables and accrued expenses	(2,660,913)	3,199,273
Other payables	(1,362,346)	(346,750)
Advances from customers	195,326	(256,611)
Taxes payable	(2,438,630)	(2,207,584)

Net Cash Provided by Operating Activities	2,243,474	7,139,684

Investing Activities:
Purchases of property and equipment	(159,209)	(753,247)

Net Cash Used in Investing Activities	(159,209)	(753,247)

Financing Activities:
Proceeds from short-term loans	1,362	-
Payments of short-term loans	-	(225,348)
Proceeds from long-term loans	-	219,491
Payments to related parties	(168,543)	(8,898,228)
Proceeds to related parties	-	270,503
Payment from related parties	651,862	-

Net Cash Provided (Used) by Financing Activities	484,681	(8,633,582)

Net Increase (Decrease) in Cash	2,568,946	(2,247,145)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	9,795	2,491

Cash and Cash Equivalents - Beginning of Period	11,066,671	5,869,607

Cash and Cash Equivalents - End of Period	$13,645,412	$3,624,954

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$111,049	$112,732

Income taxes	$1,507,152	$1,072,244

Supplemental Disclosure of significant non-cash transaction:

On May 7, 2009, pursuant to the terms of an Agreement and Plan of Merger, the Company completed an exchange of 42,500,000 newly issued shares of its common stock for all of the issued and outstanding share capital of China Northern Pharmacy Holding Group Limited, a British Virgin Islands corporation.
The transaction was treated as a reverse merger and recapitalization for financial reporting purposes.

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

BIOPHARM ASIA, INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010, AND 2009
(Unaudited)

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

BIOPHARM ASIA, INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010, AND 2009
(Unaudited)

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

   Unaudited Interim Consolidated Financial Statements

The interim consolidated financial statements of the Company as of March 31, 2010, and 2009, and December 31, 2009, have been prepared in conformity with accounting principles generally accepted in the United States of America for interim reporting, and in accordance with the SEC requirements for a Quarterly Report on Form 10-Q.  The accompanying interim consolidated financial statements are unaudited and are subject to year-end adjustments.  In the opinion of management, the accompanying interim consolidated financial statements include all known adjustments (which consist primarily of normal, recurring accruals, estimates, and assumptions that impact the financial statements) necessary to present fairly the consolidated financial position at the balance sheet dates and the consolidated results of operations and comprehensive income for the three months then ended.  The accompanying interim consolidated financial statements should be read in conjunction with the audited financial statements and footnotes thereto included within the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed with the SEC.  The results of operations and comprehensive income for the three months ended March 31, 2010, are not necessarily indicative of operating results for the full year ending December 31, 2010.

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

BIOPHARM ASIA, INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010, AND 2009
(Unaudited)

   Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents.  The Company maintains cash and cash equivalents with various financial institutions mainly in the PRC.  Balances at financial institutions or state-owned banks within the PRC are not covered by insurance.  Non-performance by these institutions could expose the Company to losses for amounts in excess of insured balances.  As of March 31, 2010 and December 31, 2009, the Company's bank balances held in Chinese institutions of approximately $13.6 million and $11 million, respectively, were uninsured.  The Company has not experienced, nor does it anticipate, non-performance by these institutions.

   Accounts Receivable

The Company records accounts receivable on shipment of products to customers.  The trade receivables are not collateralized, and interest is not accrued on past due accounts.  The Company maintains an allowance for doubtful accounts for estimated losses.  Periodically, management of the Company reviews the accounts receivable and makes general and specific allowances when there is doubt as to the collectability of individual balances.  In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, the customer’s historical payment history, its current credit-worthiness, and current economic trends.  The amount of the provision, if any, is recognized in the consolidated statements of operations and comprehensive income within the general and administrative expenses.  Accounts are written off after appropriate collection efforts are conducted.  The activity in the allowance for doubtful accounts for the three months ended March 31, 2010, and for the year ended December 31, 2009, was as follows:

	2010	2009
Beginning Balance - January 1	$514,011	$719,224
Increase in allowance for doubtful accounts		57,287
Write-off of doubtful accounts	-	-
Recovery of amounts written-off	(197,956)	(265,296)
Foreign currency translation adjustment	142	2,796
Ending Balance - December 31	$316,197	$514,011

   Inventories

Inventories are stated at the lower of cost or market utilizing the moving average method. Costs of work-in-progress and finished goods are composed of direct materials, direct labor and an attributable portion of manufacturing overhead. An allowance is established when management determines that the carrying value of certain inventories may not be realizable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserves for the difference between the cost and the market value. These reserves are recorded based on estimates and reflected in cost of sales. There were no allowances deemed necessary by management as of March 31, 2010 and December 31, 2009.

BIOPHARM ASIA, INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010, AND 2009
(Unaudited)

   Property, Plant and Equipment

Property and equipment is recorded at historical cost.  Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets.  Expenditures for major additions or improvements, which extend the useful lives of assets, are capitalized.  Minor replacements, maintenance and repairs, which do not improve or extend the lives of the assets, are charged to operations as incurred.  Disposals are removed at cost less accumulated depreciation, and any resulting gain or loss is reflected in current operations.  In accordance with US GAAP, the Company examines the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable.  The estimated useful lives for significant property, plant, and equipment categories are as follows:

Buildings	20 years
Biological assets	27 years
Machinery and equipment	10 years
Vehicles	5 years
Leasehold improvements	5 years

   Construction Work in Progress

Construction in progress consists of costs incurred for construction projects that have not yet been completed.  Such projects predominantly relate to the Company's expansion of its retail stores.  Once the projects are completed, the costs will be transferred to the appropriate property and equipment category.

   Biological Assets

Biological assets, which are included in property and equipment, consist primarily of Schisandra berry trees, which provide the extract used to manufacture several traditional Chinese medicines.  The costs to purchase and cultivate these trees and the expenditures related to labor and materials to prepare the land, to construct staking and wiring on the field, and labor costs for grafting and pruning during the early stages of the trees’ development.  These costs are capitalized until the trees become commercially productive, at which time annual depreciation is recognized using the straight-line method over the economic useful life of the trees, which is estimated to be 27 years.  Depreciation expense pertaining to the biological assets aggregated to $71,346 and $71,276 for the three months ended March 31, 2010, and 2009, respectively, and are included in inventory costs and ultimately become a component of cost of goods sold.

   Lease Obligations

All noncancellable leases with an initial term greater than one year are categorized as either capital leases or operating leases.  Assets recorded under capital leases are amortized according to the methods employed for property and equipment or over the term of the related lease, if shorter.

BIOPHARM ASIA, INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010, AND 2009
(Unaudited)

   Impairment of Long-lived Assets

In accordance with GAAP, the Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable.  The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset.  The amount of impairment is measured as the difference between the assets estimated fair value and its book value.  The Company did not consider it necessary to record any impairment charges during the three months ended March 31, 2010, and 2009.

   Fair Value of Financial Instruments

Effective January 1, 2008, the Company adopted ASC 820 - Fair Value Measurements and Disclosure or ASC 820 for assets and liabilities measured at fair value on a recurring basis.  ASC 820 establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements.  The adoption of ASC 820 did not have an impact on the Company’s financial position or operating results, but did expand certain disclosures.

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

BIOPHARM ASIA, INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010, AND 2009
(Unaudited)

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

   Shipping and Handling Expenses

Shipping and handling expenses (freight- out and delivery) amounted to $575,820 and $265,282 for the three-month periods ended March 31, 2010, and 2009 respectively, and are included in sales and marketing expenses in the accompanying consolidated statements of operations and comprehensive income.

   Income Taxes

The Company is subject to the Income Tax Law of the People’s Republic of China.  Income taxes are accounted for under FASB ASC 740, Income Taxes, or ASC 740.  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases and tax loss carry forwards.  Any deferred tax assets and liabilities would be measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

   Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consists principally of cash and trade accounts receivable.  Substantially all of the Company's cash is maintained with state-owned banks within the PRC, and these deposits are not covered by insurance.  The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.  Significant portions of the Company’s sales are credit sales that are primarily to customers whose ability to pay is dependent upon their financial condition, as well as the industry economics prevailing in these areas.  The Company performs ongoing credit evaluations of its customers to help further reduce credit risk.

   Other Comprehensive Income

The Company presents comprehensive income (loss) under FASB ASC 220 Comprehensive Income.  ASC 220 states that all items that are required to be recognized under accounting standards as components of comprehensive income (loss) be reported in the financial statements.  Accumulated other comprehensive income consisted of unrealized gains or losses resulting from the translation of financial statements from RMB to United States Dollars.  For the three-months periods ended March 31, 2010, and 2009, the only components of comprehensive income were the net income for the periods and the foreign currency translation adjustments, which were gains of $9,795 and $2,491, respectively.

BIOPHARM ASIA, INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010, AND 2009
(Unaudited)

   Earnings per Common Share

Basic earnings per share is computed by dividing the net income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share is computer similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

   Use of Estimates

The Company's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.  This requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosures of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Accordingly, actual results may differ significantly from these estimates under different assumptions or conditions.  Significant estimates include the allowance for doubtful accounts, the allowance for obsolete inventory, the useful lives of property and equipment, intangible assets, deferred lease expense, the allowance for deferred tax assets, and accruals for taxes payable.

BIOPHARM ASIA, INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010, AND 2009
(Unaudited)

Note 2-Accounts Receivable

As of March 31, 2010, and December 31, 2009, accounts receivable consisted of the following:

	March 31, 2010	December 31, 2009
Trade accounts	$14,213,038	$18,716,094
Employees and other	1,809,602	1,538,783
Related parties	687,966	1,339,828
	16,710,606	21,080,694
Less - Allowance for doubtful accounts	(316,197)	(514,011)
Total accounts receivable	$16,394,409	$19,619,681

The Company records accounts receivable on shipment of products to customers.  The trade receivables are not collateralized, and interest is not accrued on past due accounts.

Note 3-Advances to Suppliers

Advances to suppliers as of March 31, 2010, and December 31, 2009, totaled $148,545 and $196,722 respectively, and consist primarily of prepayments to suppliers for merchandise that had not yet been shipped to the Company, as well as services that had not yet been provided to the Company.  The Company recognizes advances as costs of inventories or operating expenses as suppliers make delivery of goods or provide services.

Note 4-Inventories

As of March 31, 2010, and December 31, 2009, inventories consisted of the following:

	March 31, 2010	December 31, 2009
Raw materials	$1,973,473	$967,608
Work in process	1,739,681	1,531,613
Finished goods	10,981,831	11,558,478
Total	$14,694,985	$14,057,699

During the three months ended March 31, 2010, and 2009, no provision for obsolete inventory was deemed necessary by the Company.

BIOPHARM ASIA, INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010, AND 2009
(Unaudited)

Note 5-Intangible Assets

At March 31, 2010, and December 31, 2009, intangible assets consisted of the following:

	March 31, 2010	December 31, 2009
Manufacturing right (China Pharmaceutical Manufacturing Permit)	$410,078	$410,064
License Fees (Medicine Patent)	162,970	162,924
Software	4,395	4,394
Gross Intangible Assets	577,543	577,382
Less Accumulated amortization	(398,294)	(383,858)
Net Intangible Assets	$179,249	$193,524

Amortization expense amounted to $14,327 and $4,844 for the three month periods ended March 31, 2010, and 2009, respectively.

The projected amortization expense attributed to future periods is as follows:

2010	$57,315
2011	45,092
2012	41,017
2013	35,825
$179,249

BIOPHARM ASIA, INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010, AND 2009
(Unaudited)

Note 6-Deferred Lease Expense

BioPharm leases from the local government in the PRC two farms that are used to plant and cultivate Schisandra trees.  Schisandra is harvested once a year with the highest production yield beginning three years after initial planting.  Schisandra berries can be used to produce Chinese medicines for a variety of diseases.

The first land parcel (Lease #1) is approximately 330 acres, and was leased for a 30-year term, which began on January 1, 2003.  A total of four lease payments amounting to $12,295,262 (RMB 84,000,000) are to be paid on the dates, June 30, 2003 (paid by the Company), June 30, 2011, June 30, 2019, and June 30, 2027.  The annual lease expense for Lease #1 has been calculated using the straight-line method over the life of the lease, and is approximately $410,000 (RMB 2,800,000) per year.  As of March 31, 2010, and December 31, 2009, the Company had deferred lease payments prepaid on this parcel of land of $307,634 and $409,842, respectively.

The Company leased a second land parcel (Lease #2) of approximately 165 acres pursuant to a 25-year lease commencing January 1, 2008.  A total of four lease payments amounting to  $5,123,026 (RMB 35,000,000) are to be paid over the 25-year term of Lease #2 on June 30, 2008 (paid by the Company), June 30, 2009 (paid by the Company), June 30, 2017 (approximately $1,639,800), and June 30, 2025 (approximately $1,639,800).  The annual lease expense for Lease #2 has been calculated using the straight-line method over the life of the lease, and is approximately $205,000 (RMB 1,400,000) per year.  As of March 31, 2010, and December 31, 2009, the Company had deferred lease payments prepaid on this parcel of land of $1,384,352 and $1,435,447, respectively.

The following table reflects the scheduled future lease payment dates and amounts for both Leases #1 and #2:

June 30, 2011	$3,278,737

June 30, 2017	1,639,800

June 30, 2019	3,278,737

June 30, 2025	1,639,800

June 30, 2027	2,459,051

Total	$12,296,125

Total deferred lease payments amounted to $1,691,896 and $1,845,289 as of March 31, 2010, and December 31, 2009, respectively.

BIOPHARM ASIA, INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010, AND 2009
(Unaudited)

Note 7-Short-term Loans

Short-term loans consisted of the following:

	March 31, 2010	December 31, 2009
Loan Payable to City Credit Union (Construction Road) due on December 19, 2010, with annual interest rate of 10.5% and secured by buildings and equipment.	$758,830	$758,619
Loan payable to City Credit Union (Construction Road) due on July 21, 2010, with annual interest rate of 10.5% and secured by building and equipment	145,027	144,987
Loan payable to Agriculture Finance Bureau of TongHua government, due on December 6, non-interest bearing and secured by buildings.	219,739	219,677
Loan payable to City Credit Union (Construction Road) due on April 20, 2010, with annual interest rate of 5.94% and secured by buildings and equipment.	805,707	805,483
Loan payable to City Credit Union (Construction Road) due on June 20, 2010, with annual interest rate of 5.94%, secured by buildings and equipment.	2,963,538	2,962,713
Total short-term loans	$4,892,841	$4,891,479

BIOPHARM ASIA, INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010, AND 2009
(Unaudited)

Note 8-Accounts Payable and Accrued Expenses

At March 31, 2010, and December 31, 2009, accounts payable and accrued expenses were $12,673,067 and $15,333,980, respectively. Accounts payable is primarily payments due to suppliers and vendors for represented by bill received. Items included in Accounts payable and accrued expenses are the following:

	March 31, 2010	December 31, 2009
Accounts payable - Trade	$10,948,371	$12,722,407
Accrued liabilities	1,605,397	2,466,568
Payroll and welfare payables	119,299	145,005
Total	$12,673,067	$15,333,980

Note 9-Advances from Customers

Advances from customers represent prepayments to the Company for merchandise that had not yet been shipped to customers or services that had not yet been rendered to customers. The Company will recognize these advances as revenue as customers take delivery of the goods or when the services have been rendered, in compliance with the Company’s revenue recognition policy. Advances from customers totaled $339,077 and $143,751 as of March 31, 2010 and December 31, 2009, respectively.

Note 10-Taxes Payable

At March 31, 2010, and December 31, 2009, taxes payable consisted of the following:

	March 31, 2010	December 31, 2009
Income taxes payable	$328,366	$1,536,184
Value added tax payable	1,045,187	2,164,731
Other tax payable	80,566	191,834
Total taxes payable	$1,454,119	$3,892,749

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

BIOPHARM ASIA, INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010, AND 2009
(Unaudited)

The Company calculates its interim income tax provision in accordance with US GAAP and thus in calculating the provision for income taxes on an interim basis, the Company uses an estimate of the annual effective tax rate based upon the facts and circumstances known and applies that rate to its ordinary year to date earnings or losses.  The Company’s effective tax rate is based on expected income and statutory tax rates and takes into consideration any permanent differences between financial statement and tax return income applicable to the Company in the jurisdictions in which the Company operates.  The effect of discrete items, such as changes in estimates, changes in enacted tax laws or rates or tax status, and unusual or infrequently occurring events, would be recognized in the interim period in which the discrete item occurs.  The accounting estimates used to compute the provision for income taxes may change as new events occur, additional information is obtained or as the result of new judicial interpretations or regulatory or tax law changes.

Since January 1, 2008, under the Income Tax Laws of PRC, Chinese companies are generally subject to an income tax at an effective rate of 25 percent on income reported in the their statutory financial statements after appropriate tax adjustments.  The Company's PRC subsidiaries are subject to these statutory rates.  HERB, one of the Company's Chinese operating subsidiaries, has engaged in the agriculture and wholesale business.  HERB’s business profits from these agriculture operations are exempt from the income taxes in accordance with the PRC Income Tax Laws.  HERB’s non-agricultural operations are subject to the effective PRC income tax rate of 25 percent.

CNPH HK was incorporated in Hong Kong and is subject to Hong Kong profit tax of 17.5 percent on its activities conducted in Hong Kong and any income arising in or derived from Hong Kong.  No provision for profits tax has been made as the Company has no assessable income from Hong Kong for the year ended December 31, 2009.

The Company has had no assessable income within the United States.

Note 11-Other Payables

As of March 31, 2010, and December 31, 2009, other payables consisted of the following:

	March 31, 2010	December 31, 2009
Payables to employees	2,378,644	3,715,649
Security deposits from salesmen	$426,184	$426,066
Other payables	35,064	60,423
Total other payable	$2,839,892	$4,202,238

Note 12-Capital Stock

   Preferred Stock-

On August 21, 2009, the Company filed a Notice of Designation with the Nevada Secretary of State and established 155,000 shares of its authorized preferred stock as Series A Convertible Preferred Stock (the “Series A Preferred Stock”).

Subsequently, on September 3, 2009, the Company entered into subscription agreements for the sale of its Series A Preferred Stock, and agreed to issue a total of 155,000 shares to 13 investors at $2.00 per share for a total purchase price of $310,000 to be paid subsequent to the closing date.  When received, the proceeds from the issuance of the Series A Preferred Stock were to be used for working capital purposes.  As of March 31, 2010, and December 31, 2009, the Company had not received payment of the $310,000 from the investors related to the issuance of Series A Preferred Stock.

BIOPHARM ASIA, INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010, AND 2009
(Unaudited)

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

BIOPHARM ASIA, INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010, AND 2009
(Unaudited)

	For the Three Months ended March 31, 2010
	Drug Manufacturing	Herbal Planting	Distribution	Retailing	Corporate	Total
Revenue	$8,902,720	$1,391,867	$12,762,010	$9,055,850	-	$32,112,447
Depreciation & amortization	85,849	101,334	6,643	-	-	193,826
Net income from operations	1,514,748	222,600	3,769,460	964,722	(48,720)	6,422,810
Total assets	17,124,161	15,452,760	18,341,789	8,781,927	-	59,700,637
Purchase of property & equipment	-	159,209	-	-	-	159,209

	For the Three Months ended March 31, 2009
	Drug Manufacturing	Herbal Planting	Distribution	Retailing	Corporate	Total
Revenue	$4,572,118	$2,340,485	$15,762,773	$-	$-	$22,675,376
Depreciation & amortization	84,514	306,470	3,634	-	-	394,618
Net income from operations	839,303	579,094	2,963,486	-	-	4,381,883
Total assets	16,306,468	13,622,564	15,901,941	-	-	45,830,973
Purchase of property & equipment	-	753,247	-	-	-	753,247

Note 14-Related Party Transactions

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Parties are also considered to be related if they are subject to common control or common significant influence.

Related parties with whom the Company has had transactions are:

Related Parties	Relationship
Yanhua Han	Stockholders, Chairman of Board of Directors
Hong Lin	Stockholder
Xiandong Meng	Senior Manager
Xueye Jing	Senior Manager
Baoyou Han	Senior Manager
Giant Fortune Ltd.	Stockholder

BIOPHARM ASIA, INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010, AND 2009
(Unaudited)

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

Due to related parties:

Related Party	March 31, 2010	December 31, 2009
Hong Lin	$122	$52,368
YanHua Han	-	9,885
Kean Yuan	-	155,132
Stockholders	136,093	87,373
Total due to related parties	$136,215	$304,758

Due from related parties:

Related Party	March 31, 2010	December 31, 2009
Yanhua Han	$237,999	$890,074
Hong Lin	449,967	449,754
Total due from related parties	$687,966	$1,339,828

Note 15-Statutory Surplus Reserve

In accordance with PRC regulations, the Company is required to make appropriations to reserve funds, based on after-tax net income, from their PRC incorporated subsidiaries.  Collectively these are the statutory surplus reserves and are contained in the Company’s stockholders’ equity.  Annual appropriations to the statutory surplus reserve should be at least 10 percent of the after tax net income determined in accordance with PRC regulations until the statutory surplus reserve is equal to 50 percent of the entity’s registered capital or members’ equity.

HERB and HUACHEN transfers 10 percent of the profit after tax as reported in their PRC statutory financial statements to these statutory reserve funds.  The reserves can be used to offset losses incurred or to increase the registered capital.  Except for the reduction of losses incurred, any other application should not result in this reserve balance falling below 25 percent of the registered capital.  The statutory reserve funds of both PHARMACY and SILIN as of March 31, 2010, have reached 50 percent of their registered capital, and thus do not need to make any further contributions.

As of March 31, 2010, and December 31, 2009, the Company had statutory surplus reserve balances of $3,773,206 and $2,678,094, respectively.

BIOPHARM ASIA, INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010, AND 2009
(Unaudited)

Note 16-Subsequent Event

As of May 12, 2010, the Company had not received the subscription amounts due for the 155,000 shares of its Series A Preferred Stock issuable to 13 investors for an aggregate of $310,000.  As a result of nonpayment by the investors, management of the Company cancelled the 155,000 shares of Series A Preferred Stock.

Note 17-Current Accounting Pronouncements

On May 22, 2009, the FASB issued FASB ASC 958, “Not-for-Profit Entities: Mergers and Acquisitions”.  FASB ASC 958 is intended to improve the relevance, representational faithfulness, and comparability of the information that a not-for-profit entity provides in its financial reports about a combination with one or more other not-for-profit entities, businesses, or nonprofit activities.  To accomplish that, this Statement establishes principles and requirements for how a not-for-profit entity:

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

This Statement also improves the information a not-for-profit entity provides about goodwill and other intangible assets after an acquisition by amending another pronouncement to make it fully applicable to not-for-profit entities.

FASB ASC 958 is effective for mergers occurring on or after December 15, 2009, and acquisitions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2009.  Early application is prohibited.  The management of Company does not expect the adoption of this pronouncement to have material impact on its financial statements.

BIOPHARM ASIA, INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010, AND 2009
(Unaudited)

On May 28, 2009, the FASB issued FASB ASC 855, “Subsequent Events.”  FASB ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  Specifically, FASB ASC 855 provides:

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

In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009.  The adoption of this pronouncement did not have a material impact on the financial statements of the Company.

In June 2009, the FASB issued FASB ASC 860, “Accounting for Transfers of Financial Assets.”  FASB ASC 860 is a revision to a pronouncement, and will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets.  It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures.

This statement is effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009.  The management of Company does not expect the adoption of this pronouncement to have material impact on its financial statements.

In June 2009, the FASB issued FASB ASC 810, "Amendments to FASB Interpretation No. 46(R).”  FASB ASC 810) amends certain requirements of this pronouncement, and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.

This statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009.  The management of Company does not expect the adoption of this pronouncement to have material impact on its financial statements.

In June 2009, the FASB issued FASB ASC 105, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.”  FASB ASC 105 establishes the FASB Accounting Standards Codification (the "Codification") to become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (“US GAAP”).  The Codification did not change US GAAP but reorganizes the literature.

FASB ASC 105 is effective for interim and annual periods ending after September 15, 2009.  The adoption of this pronouncement did not have a material impact on the financial statements of the Company.

BIOPHARM ASIA, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Report on Form 10-Q. The following discussion contains forward-looking statements. Our actual results may differ significantly from those projected. Factors that may cause future results to differ materially from those projected include, but are not limited to, those discussed in "Risk Factors" our Report on Form 10-K for the year ended December 31, 2009, previously filed with the Securities and Exchange Commission and elsewhere in this Form 10-Q.

The following table presents certain information derived from our consolidated statements of operations and comprehensive income, and the statements of cash flows for the three months ended March 31, 2010, and 2009.

	Three months ended March 31,
	2010	2009	Percentage change
Revenue, net	$32,112,447	$22,675,376	41.6%
Cost of Goods Sold	22,021,302	16,652,173	32.2%
Gross Profit	10,091,145	6,023,203	67.5%
Sales and Marketing	2,542,568	1,307,905	94.4%
General and Administrative	1,125,767	333,415	237.6%
Income from Operations	6,422,810	4,381,883	46.6%
Interest Expense	(111,049)	(113,189)	(1.9	) %
Income before Income Taxes	6,311,761	4,268,694	47.9%
Provision for Income Taxes	(1,507,152)	(1,077,244)	39.9%
Net Income	$4,804,609	$3,191,450	50.6%

Net revenue: Net revenues were $32,112,447 for three months ended March 31, 2010, an increase of $9,437,071 (or approximately 41.6%) as compared to the March 31, 2009 period. Net revenue for each of our segments are set forth in the table below. The increase in our net revenue was primarily attributable to an approximately $9.1 million of revenue generated by our 360 newly opened drug stores. An additional $4.3 million increase was experienced by our Drug Manufacturing segment due to strong demand in the first quarter, which was slightly offset by an $950,000 reduction in revenues in our Herbal Planting segment due to the decline in the price received for Chinese Magnolia Vine Fruit, and a $3.0 million reduction in our Distribution segment revenues as more of its products were distributed to the Company’s retail stores, resulting in a decrease at shipments to third parties.

	Net Revenue for Three Months Ended March 31,
	2010		2009		2010 vs. 2009
Segment		Percent of total		Percent of total	Percent increase of Net revenue
Drug Manufacturing	$8,902,720	27.8%	$4,572,118	20.2%	94.7%
Herbal Planting	1,391,867	4.3%	2,340,485	10.3%	(40.5)%
Distribution	12,762,010	39.7%	15,762,773	69.5%	(19.0)%
Retailing	9,055,850	28.2%	-	-	n/a
Corporate	-	-	-	-
Total	$32,112,447	100%	$22,675,376	100%

Cost of Goods Sold and Gross Profit

	Three months ended March 31,
	2010	% of Net Revenue	2009	% of Net Revenue
Cost of Goods Sold	$22,021,302	68.6%	$16,652,173	73.4%
Gross Profit	$10,091,145	31.4%	$6,023,203	26.6%

Cost of Goods Sold: Cost of goods sold reflects the raw materials consumed, the direct salaries and benefits of staff engaged in the production process, and the electricity and other manufacturing and logistics costs. The cost of goods sold for the three month periods ended March 31, 2010 increased by $5,369,129, due to the increase in revenues.

Gross Profit: The Company’s gross profit as a percentage of net revenue increased by 4.9% for the three months ended March 31, 2010, as compared to the same period in 2009. This improvement resulted from the additional revenue contribution from newly opened drug stores which have a higher gross profit margin and the use of products sourced from the company, which also lowers the cost of goods sold.

Operating Expenses: The Company’s ability to control its operating expenses is a key factor in the results of operations. The following table sets forth the operating expenses as a percentage of revenue for the periods indicated:

	Three Months Ended March 31,
	2010	% of Net Revenue	2009	% of Net Revenue
Sales and marketing	2,542,568	7.9%	1,307,905	5.8%
General and administrative	$1,125,767	3.5%	$333,415	1.5%
Total operating expenses	$3,668,335	11.4%	$1,641,320	7.2%

Sales and Marketing: Our sales and marketing expenses primarily consist of salaries and benefits to our in-store pharmacists, other staff from our retail drug stores and distribution centers, and rental and utility expenses of our drug stores and distribution centers. Sales and marketing expenses also include depreciation of leasehold improvements of our stores, distribution centers and store equipment as well as costs associated with organizing promotional and marketing activities. The increase of $1,234,663 for the three months period ended March 31, 2010, was mainly due to the effect of the presence of our retail stores in 2010.

General and Administrative Expenses: Our general and administrative expenses primarily consist of salaries and benefits to our management and administrative personnel, rental and utility expenses of premises used for administrative purposes, depreciation of our administrative equipment, legal fees, accounting and other professional services, office consumables and other expenses associated with our administrative offices. General and administrative expenses increased $792,352 for the three months period ended March 31, 2010, as compared to the same period in 2009. The increase reflects the increase of general and administrative expenses resulting from the newly opened drug stores and corporate cost incurred after the merger in May 7, 2009.

Income from Operations

	Income from Operations for the Three Months Ended March 31,
	2010		2009
Segment		Percent of total		Percent of total
Drug Manufacturing	$1,514,748	23.6%	$839,303	19.2%
Herbal Planting	222,600	3.5%	579,094	13.2%
Distribution	3,769,460	58.7%	2,963,486	67.6%
Retailing	964,722	15.0%	-	-
Income from operations before corporate costs	6,471,530	100.8%	4,381,883	100%
Corporate costs	(48,720)	(0.80)%	-	-
Income from operations	$6,422,810	100%	$4,381,883	100%

Income from operations of Drug Manufacturing increased $675,445 for the three months period ended March 31, 2010, as compared to the same period in 2009. The increase reflected the revenue growth resulted from increased demand.

Income from operations of Herbal Planting decreased $356,494 for the three month period ended March 31, 2010, as compared to the same period in 2009. The decrease resulted from the increase in the volume of our products delivered to our own Drug Manufacturing segment which cased the correspondingly revenue from third parties reduced, and a decrease in the price received for our Chinese Magnolia Vine Fruit.

Income from operations of Distribution increased $805,974 for the three month period ended March 31, 2010 as compared to the same period in 2009. The increase reflected the revenue growth due to a change in the mix of products sold to products with higher gross margins, assisted by relatively stable selling, general and administrative expenses.

Income from operations of Retailing increased $964,722 for the three months ended March 31, 2010, since we had no drug stores in the comparable prior period.

Net Income: Net income for the three months ended March 31, 2010, increased by $1,613,159, as compared to the same period in 2009. The increase reflects the revenue growth, particularly in newly opened drug stores’ sales, and the increase in manufacturing and wholesale sales, assisted by relatively stable selling, general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2010, cash, and cash equivalents were $13,645,412 as compared to $11,006,671 as of December 31, 2009. The components reflected below.

Cash Flows:

	For the Three Months Ended March 31,
	2010	2009
Net cash provided by operating activities	$2,343,474	$7,139,684
Net cash used in investing activities	(159,209)	(753,247)
Net cash provided (used) by financing activities	484,681	(8,633,582)
Effect of exchange rate	9,795	2,491
Net cash (outflow) inflow	$2,578,741	$(2,244,654)

Net Cash Provided by Operating Activities

During the three months ended March 31, 2010, we had positive cash flow from operating activities of $2,243,474, primarily attributable to net income of $4,804,609 and a decrease in accounts receivable of $4,653,656 due largely to improved collection results. These were partially offset by an increase in inventories of $637,286 and a decrease in account payables and accrued expenses of $2,660,913 due to the bonuses and commissions that we paid to salesmen around Chinese New Year in February.

Net Cash Used in Investing Activities

The Company used $159,209 to acquire property and equipment during the three months ended March 31, 2010, which mainly reflects purchases of biological assets.

Net Cash Provided by (Used in) Financing Activities

The cash provided by financing activities reflects payments from related parties of $484,681.

Working capital as of March 31, 2010, was $22,635,245, compared to $17,632,831 on December 31, 2009, reflecting decreases at accounts receivable of $4,653,656 and the increase in advances from customers of $195,326.

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

Over the near term, we intend to focus our efforts on continued expansion within the PRC market.

Product Offerings

Our merchandise offered at our retail drug stores can be broadly classified into the following categories:

Prescription Drugs. Our retail stores offer approximately 300 prescription drugs. We accept prescriptions only from licensed health care providers and do not prescribe medications or otherwise practice medicine. Our in-store pharmacists verify the validity, accuracy and completeness of all prescription drug orders. We ask all prescription drug customers to provide us with information regarding drug allergies, current medical conditions and current medications. Sales of prescription drugs accounted for 26% of our retail revenue in the first quarter of 2010.

OTC Drugs. We offer approximately 1,150 over-the-counter (“OTC”) drugs, including western medicines and traditional Chinese medicines, for the treatment of common diseases. Sales of OTC drugs accounted for 43% of our retail revenue in the first quarter of 2010.

Nutritional Supplements. We offer approximately 85 nutritional supplements, including a variety of healthcare supplements, vitamins, minerals and dietary products. We expect sales of nutritional supplements to increase more rapidly than those of drugs due to increasing wealth and disposable income of Chinese residents living in the larger metropolitan cities, and intend to rapidly grow the variety of nutritional supplements available in our stores. Nutritional supplements normally generate higher gross margins than prescription and OTC drugs. Sales of nutritional supplements accounted for 11% of our retail revenue in the first quarter of 2010.

Herbal Products. We offer various types of drinkable herbal remedies and packages of assorted herbs for making soup, which are used by consumers as health supplements. Herbal products typically have higher gross margins than prescription and OTC drugs. Sales of herbal products accounted for 10% of our retail revenue in the first quarter of 2010.

Other Products. Our other products include personal care products such as skin care, hair care and beauty products, family care products such as portable medical devices for family use, birth control and early pregnancy test products and convenience products, including soft drinks, packaged snacks, and other consumables, cleaning agents and stationery. Our other products also include seasonal and promotional items tailored to local consumer demand for convenience and quality. We believe offering these products increases customer visits by increasing the shopping convenience for our customers. Sales of other products accounted for 10% of our retail revenue in the first quarter of 2010.

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

Our chief executive officer and chief financial officer conducted an evaluation of our disclosure controls and procedures at the end of the period covered by this Report and determined that our disclosure controls and procedures were not effective. To remediate these deficiencies, we have commenced and will continue the implementation of certain improvements intended to ensure that information required to be disclosed in our periodic filings under the Exchange Act is accumulated and communicated to our management, to allow timely decisions regarding required disclosure and that all transactions are recorded, accumulated and processed to permit the preparation of financial statements in accordance with generally accepted accounting principles on a timely basis to allow compliance with our reporting obligations under the Exchange Act.

(b) There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recently completed fiscal quarter which is the subject of this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1A – Risk Factors.

Our business is subject to numerous risks and uncertainties, including but not limited to those discussed in this report and in "Risk Factors" in our Report on Form 10-K filed on May 12 , 2010. Such discussion is incorporated herein by reference.

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

BIOPHARM ASIA, INC.

Dated: May 17, 2010	By:	/s/ Wenzhong Qin
Wenzhong Qin Chief Financial Officer