Form 10-Q
period 2010-06-30
BIOPHARM ASIA, INC.
filed 2010-08-16
CIK 1080908

QUARTERLY REPORT
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).   Yes ☐  No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 13, 2010, the Registrant had outstanding 50,000,000 shares of common stock, par value $0.001 per share.

BIOPHARM ASIA, INC.
FORM 10-Q
INDEX

		Page
PART I	FINANCIAL INFORMATION

	Item 1. Financial Statements (Unaudited)
	Consolidated Balance Sheets as of June 30, 2010, and December 31, 2009	F-1

	Consolidated Statements of Operations and Comprehensive Income for the three and six Months ended June 30, 2010, and 2009	F-2

	Consolidated Statements of Cash Flows for the six Months ended June 30, 2010, and 2009	F-3

	Notes to Consolidated Financial Statements	F-4

	Item 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operation	21
	Item 3. Quantitative and Qualitative Disclosures about Market Risk.	26
	Item 4. Controls and Procedures	26

PART II	OTHER INFORMATION

X	Item 1A. Risk Factors	27
	Item 6. Exhibits	27

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

ITEM 1. FINANCIAL STATEMENTS

BIOPHARM ASIA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2010	December 31, 2009

ASSETS
Current Assets:
Cash and cash equivalents	$15,267,283	$11,066,671
Accounts receivable, net of allowance for doubtful accounts of $303,386 and $514,011 as of June 30, 2010, and December 31, 2009, respectively	16,765,658	19,740,866
Due from related parties	-	1,339,828
Inventories	12,980,299	14,057,699
Advances to suppliers	31,725	196,722
Deferred tax asset	75,847	-
Total Current Assets	45,120,812	46,401,786
Property, plant, and equipment, net	12,980,146	12,879,378
Intangible assets, net	165,349	193,524
Deferred lease payments	1,568,604	1,845,289
Total Assets	$59,834,912	$61,319,977

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term loans	$4,905,561	$4,891,479
Accounts payable and accrued liabilities	9,533,255	15,333,980
Advances from customers	-	143,751
Taxes payable	1,528,048	3,892,749
Other payables	1,919,475	4,202,238
Due to related parties	190,809	304,758
Total Current Liabilities	18,077,148	28,768,955
Total Liabilities	18,077,148	28,768,955

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized; nil and 150,000 shares of Series A Convertible Preferred Stock subscribed for in 2010 and 2009, respectively.	-	310,000
Receivable related to preferred stock subscriptions	-	(310,000)
Common stock, $0.001 par value, 150,000,000 shares authorized; 50,000,000 shares issued and outstanding in 2010 and 2009	50,000	50,000
Additional paid-in capital	8,066,293	8,066,293
Statutory reserve fund	3,774,636	2,678,094
Accumulated other comprehensive income	2,261,925	2,154,831
Retained earnings	27,604,910	19,601,804
Total Stockholders' Equity	41,757,764	32,551,022
Total Liabilities and Stockholders' Equity	$59,834,912	$61,319,977

See the accompanying notes to consolidated financial statements

BIOPHARM ASIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Revenues	$25,153,512	$19,929,325	$57,265,959	$42,607,748
Cost of goods sold	16,953,199	13,991,241	38,974,501	30,645,666
Gross profit	8,200,312	5,938,084	18,291,457	11,962,082

Expenses:
Sales and marketing	1,641,895	1,834,468	4,184,463	3,142,534
General and administrative	1,085,026	209,350	2,210,793	552,313
Total operating expenses	2,726,921	2,043,818	6,395,256	3,694,847
Income from operations	5,473,392	3,894,266	11,896,202	8,267,235
Interest expense, net	(102,167)	(106,511)	(213,216)	(219,715)
Income before income taxes	5,371,225	3,787,755	11,682,986	8,047,520
Provision for income taxes	(1,076,186)	(1,050,381)	(2,583,338)	(2,127,768)
Net income	$4,295,039	$2,737,374	$9,099,648	$5,919,752

Weighted average basic and diluted shares outstanding:	50,000,000	50,000,000	50,000,000	50,000,000

Earnings per Share:

Earnings per common share - Basic and Diluted	$0.09	$0.05	$0.18	$0.12

Comprehensive Income:
Net income	$4,295,039	$2,737,374	$9,099,648	$5,919,752
Foreign currency translation adjustment	97,299	6,326	107,094	8,816
Total Comprehensive Income	$4,392,338	$2,743,700	$9,206,742	$5,928,568

See the accompanying notes to consolidated financial statements

BIOPHARM ASIA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2010	2009

CASH PROVIDED BY OPERATING ACTIVITIES:
Net income	$9,099,648	$5,919,752
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	742,258	880,076
Deferred tax provision	(75,847)	-
Recovery of allowance for bad debts	(212,657)	(403,490)
Changes in operating assets and liabilities:
Accounts receivable	3,187,865	4,614,873
Inventories	1,077,400	148,679
Advances to suppliers	164,997	(789,026)
Accounts payable and accrued liabilites	(5,800,725)	3,192,098
Advances from customers	(143,751)	22,785
Taxes payable	(2,364,702)	(1,554,456)
Other payables	(2,282,763)	370,744
Net cash provided by operating activities	3,391,723	12,402,035

CASH USED IN INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(536,504)	(1,037,526)
Intangible assets	(1,662)	-
Net Cash used in investing activities	(538,166)	(1,037,526)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Dividends paid	-	(14,719,942)
Proceeds from short-term loans	14,082	3,765,412
Payments on short-term loans	-	(3,771,725)
Proceeds from related parties	1,339,828	2,949,985
Payments to related parties	(113,949)	(371,806)
Net cash provided by (used in) financing activities	1,239,961	(12,148,076)

NET INCREASE (DECREASE) IN CASH	4,093,518	(783,567)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	107,094	2,165
CASH, BEGINNING OF YEAR	11,066,671	5,869,607
CASH, END OF PERIOD	$15,267,283	$5,088,205

SUPPLEMENTAL DISCLOSURES:
Cash paid during the periods for:
Interest paid	$213,216	$219,715
Income tax paid	$2,659,185	$1,430,855

See accompanying notes to consolidated financial statements

BIOPHARM ASIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010, and 2009
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

BIOPHARM ASIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010, and 2009
(Unaudited)

PHARMACY is an operating company incorporated in Tonghua City, Jilin Province, PRC, on September 1, 2002.  It is engaged in drug logistics and distribution in the PRC, and as of December 31, 2009, PHARMACY owned 360 retail drug stores.  In addition, PHARMACY owns 100 percent of the equity interests of Yunnan Silin Pharmaceutical Company Limited ("SILIN"), a PRC company incorporated in Kunming City, Yunnan Province, PRC, on October 25, 2004, and which is engaged in the marketing, distribution and sale of medicinal products to hospitals and pharmacies in the PRC.

On May 4, 2009, the Board of Directors of CNPH, prior to the Merger, declared a dividend to its then current stockholders of approximately $14,879,000 (RMB 101,644,311) at the then prevailing exchange rate.  All of the dividends declared were distributed before December 31, 2009.

On July 17, 2009, the Company filed an amendment to its Articles of Incorporation changing its corporate name from Domain Registration, Corp., to BioPharm Asia, Inc., and authorized and provided for the following:  (i) the authorization of 20 million shares of preferred stock, par value $0.001 per share; and, (ii) an increase in the number of authorized shares of common stock, par value $0.001, from 50 million shares to 150 million shares.  The Company subsequently issued 155,000 shares of preferred stock on September 3, 2009, which later cancelled such shares due to non-payment.

BioPharm, Merger Sub, CNPH, CNPH HK, HERB, PHARMACY, HUACHEN, and SILIN are collectively referred to as the “Company” unless specific reference is made to a specific entity of the consolidated company.

Unaudited Interim Consolidated Financial Statements

The interim consolidated financial statements of the Company as of June 30, 2010, and December 31, 2009, and for the three and six months ended June 30, 2010 and 2009, have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) for interim reporting, and in accordance with the requirements of this Quarterly Report on Form 10-Q. All significant intercompany balances, transactions, and cash flows have been eliminated in consolidation. The accompanying interim consolidated financial statements are unaudited and are subject to year-end adjustments.  In the opinion of management, the accompanying interim consolidated financial statements include all known adjustments (which consist primarily of normal, recurring accruals, estimates, and assumptions that impact the financial statements) necessary to present fairly the consolidated financial position at the balance sheet dates and the consolidated results of operations for the three months and six months then ended.  The accompanying interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included within the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the SEC.  The results of operations for the three and six months ended June 30, 2010, are not necessarily indicative of operating results of the full year ending December 31, 2010.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. The Company maintains cash and cash equivalents with various financial institutions mainly in the PRC. Balances at financial institutions or state-owned banks within the PRC are not covered by insurance. Non-performance by these institutions could expose the Company to losses for amounts in excess of insured balances. As of June 30, 2010, and December 31, 2009, the Company's bank balances held in Chinese institutions of approximately $15.3 million and $11.1 million, respectively, were uninsured. The Company has not experienced, nor does it anticipate, non-performance by these institutions.

BIOPHARM ASIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010, and 2009
(Unaudited)

Accounts Receivable

The Company records accounts receivable upon the shipment of products to customers.  Trade receivables are not collateralized, and interest is not accrued on past due accounts.  The Company maintains an allowance for doubtful accounts for estimated losses.  Periodically, management of the Company reviews the accounts receivable and makes general and specific allowances when there is doubt as to the collectability of individual balances.  In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, the customer’s historical payment history, its current credit-worthiness, and current economic trends.  The amount of the provision, if any, is recognized in the consolidated statements of operations and comprehensive income within the general and administrative expenses.  Accounts are written off after appropriate collection efforts are conducted.  The activity in the allowance for doubtful accounts for the six months ended June 30, 2010, and for the year ended December 31, 2009, was as follows:

	Six months ended June 30, 2010	Year ended December 31, 2009
Balance, January 1	$514,011	$719,224
Increase in allowance for doubtful accounts	-	57,287
Recovery of amounts written-off	(212,657)	(265,296)
Foreign currency translation adjustments	2,032	2,796
Balance end of period	$303,386	$514,011

Inventories

Inventories are stated at the lower of cost or market utilizing the moving average method. Costs of work-in-progress and finished goods are composed of direct materials, direct labor and an attributable portion of manufacturing overhead. An allowance is established when management determines that the carrying value of certain inventories may not be realizable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserves for the difference between the cost and the market value. Any reserves recorded would be based on estimates and reflected in cost of sales. There were no allowances deemed necessary by management as of June 30, 2010, and December 31, 2009.

Property, Plant, and Equipment

Property, plant, and equipment is recorded at historical cost.  Depreciation and amortization are recorded using the straight-line method over the estimated useful lives of the assets.  Expenditures for major additions or improvements, which extend the useful lives of assets, are capitalized.  Minor replacements, maintenance and repairs, which do not improve or extend the lives of the assets, are charged to operations as incurred.  Disposals are removed at cost less accumulated depreciation, and any resulting gain or loss is reflected in current operations.  In accordance with US GAAP, the Company examines the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable.  The estimated useful lives for significant property, plant, and equipment categories are as follows:

BIOPHARM ASIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010, and 2009
(Unaudited)

Buildings	20 years
Biological assets	10 years
Machinery and equipment	10 years
Vehicles	5 years
Leasehold improvements	5 years

Construction in progress, which is included in property, plant, and equipment, consists of costs incurred for construction projects that have not yet been completed.  Once the projects are completed, the costs will be transferred to the appropriate property and equipment category.

Biological Assets

Biological assets, which are included in property, plant, and equipment, consist primarily of Schisandra berry trees, which provide the extract used to manufacture several traditional Chinese medicines. The costs to purchase and cultivate these trees and the expenditures related to labor and materials to prepare the land, to construct staking and wiring on the field, and labor costs for grafting and pruning during the early stages of the trees’ development are capitalized until the trees become commercially productive, at which time annual depreciation is recognized using the straight-line method over the economic useful life of the trees, which is estimated to be 10 years. Depreciation expense pertaining to the biological assets aggregated to $107,112 and $101,298 for the six months ended June 30, 2010, and 2009, respectively, and are included in inventory costs and ultimately become a component of cost of goods sold.

Lease Obligations

All noncancellable leases with an initial term greater than one year are categorized as either capital leases or operating leases.  Assets recorded under capital leases are amortized according to the methods employed for property and equipment or over the term of the related lease, if shorter.

Impairment of Long-lived Assets

In accordance with GAAP, the Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the six months ended June 30, 2010, and 2009.

Fair Value of Financial Instruments

Effective January 1, 2008, the Company adopted Accounting Standards Codification (“ASC”) 820-Fair Value Measurements and Disclosure (“ASC 820”) for assets and liabilities measured at fair value on a recurring basis. ASC 820 establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements, establishes a framework for measuring fair value and expands disclosure about such fair value measurements. The adoption of ASC 820 did not have an impact on the Company’s financial position or operating results, but did expand certain disclosures.

BIOPHARM ASIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010, and 2009
(Unaudited)

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

Foreign Currency Translation

The Company accounts for foreign currency translation pursuant to Financial Accounting Standards Board (“FASB”) ASC 830 Foreign Currency Matters (“ASC 830”).  The Company’s functional currency is the Chinese Yuan Renminbi (“RMB”).  Under ASC 830, all assets and liabilities are translated into United States Dollars using the current exchange rate at the end of each fiscal period.  Revenues and expenses are translated using the average exchange rates prevailing throughout the respective periods.  Translation adjustments are included in other comprehensive income (loss) for the period.

Revenue Recognition

Product sales are generally recognized when title to the product is transferred to customers in accordance with the terms of the sale. The Company recognizes revenue in accordance with the SEC Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements as amended by SAB No. 104 (together, "SAB 104"). SAB 104 states that revenue should not be recognized until it is realized or realizable and earned. In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

Shipping and Handling Expenses

Shipping and handling expenses (freight-out and delivery) amounted to $1,012,845 and $657,915 for the six months ended June 30, 2010, and 2009, respectively, and are included in sales and marketing expenses in the accompanying consolidated statements of operations and comprehensive income.

BIOPHARM ASIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010, and 2009
(Unaudited)

Income Taxes

The Company is subject to the Income Tax Law of the People’s Republic of China.  Income taxes are accounted for under FASB ASC-740 Income Taxes (“ASC 740”).  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases and tax loss carry forwards.  Any deferred tax assets and liabilities would be measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

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

Other Comprehensive Income

The Company presents comprehensive income (loss) under FASB ASC 220, Comprehensive Income (“ASC 220”).  ASC 220 states that all items that are required to be recognized under accounting standards as components of comprehensive income (loss) be reported in the financial statements.  Accumulated other comprehensive income consisted of unrealized gains or losses resulting from the translation of financial statements from RMB to United States Dollars.  For the six months ended June 30, 2010, and 2009, the only components of comprehensive income were the net income for the periods and the foreign currency translation adjustments.

Basic and diluted earnings per share

The Company reports earnings per share in accordance with FASB ASC-260, Earnings per Share. The Company’s basic earnings per share is computed using the weighted average number of shares outstanding for the periods presented.

Diluted earnings per share is based on the assumption that any dilutive options, warrants or other instruments were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, the Company’s outstanding stock options are assumed to be exercised, and funds thus obtained  were assumed to be used to purchase common stock at the average market price during the period.

Use of Estimates

The Company's consolidated financial statements have been prepared in accordance with US GAAP, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ significantly from these estimates under different assumptions or conditions. Significant estimates include the allowance for doubtful accounts, the allowance for obsolete inventory, the useful lives of property and equipment, intangible assets, deferred lease payments, the allowance for deferred tax assets, and accruals for income taxes.

BIOPHARM ASIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010, and 2009
(Unaudited)

Note 2-Recent Accounting Pronouncements

Effective July 1, 2009, the Company adopted FASB ASC Topic 105-10, Generally Accepted Accounting Principles – Overall (“Topic 105-10”).  Topic 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with US GAAP.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative US GAAP for SEC registrants.  All guidance contained in the Codification carries an equal level of authority.  The Codification superseded all existing non-SEC accounting and reporting standards.  All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative.  The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts.  Instead, it will issue Accounting Standards Updates (“ASU’s”).  The FASB will not consider ASU’s as authoritative in their own right.  ASU’s will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification.  References made to FASB guidance throughout this document have been updated for the Codification.

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements.  This update requires additional disclosure within the roll forward of activity for assets and liabilities measured at fair value on a recurring basis, including transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy and the separate presentation of purchases, sales, issuances and settlements of assets and liabilities within Level 3 of the fair value hierarchy.  In addition, the update requires enhanced disclosures of the valuation techniques and inputs used in the fair value measurements within Levels 2 and 3.  The new disclosure requirements are effective for interim and annual periods beginning after December 15, 2009, except for the disclosure of purchases, sales, issuances and settlements of Level 3 measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010.  As ASU 2010-06 only requires enhanced disclosures, the Company does not expect that the adoption of this update will have a material effect on its consolidated financial statements.

In February 2010, the FASB issued ASU No. 2010-09, Amendments to Certain Recognition and Disclosure Requirements, which eliminates the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events.  ASC No. 2010-09 is effective for its fiscal quarter beginning after December 15, 2010.  The adoption of ASC No. 2010-06 will not have a material impact on the Company's consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

BIOPHARM ASIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010, and 2009
(Unaudited)

Note 3-Accounts Receivable

As of June 30, 2010, and December 31, 2009, accounts receivable consisted of the following:

	June 30, 2010	December 31, 2009
Trade accounts	$14,726,332	$18,716,094
Employees and other	2,342,708	1,538,783
	17,069,044	21,080,694
Less - Allowance for doubtful accounts	(303,386)	(514,011)
Total accounts receivable	$16,765,658	$19,740,866

The Company records accounts receivable on shipment of products to customers.  The trade receivables are not collateralized, and interest is not accrued on past due accounts.

Note 4-Advances to Suppliers

Advances to suppliers as of June 30, 2010, and December 31, 2009, totaled $31,725 and $196,722 respectively, and consisted primarily of prepayments to suppliers for merchandise that had not yet been shipped to the Company, as well as services that had not yet been provided to the Company. The Company recognizes advances as inventory or expense as suppliers make delivery of goods or provide services.

Note 5-Inventories

As of June 30, 2010, and December 31, 2009, inventories consisted of the following:

	June 30, 2010	December 31, 2009
Raw materials	$3,668,831	$967,608
Work in process	225,513	1,531,613
Finished goods	9,085,955	11,558,478
Total inventories	$12,980,299	$14,057,699

BIOPHARM ASIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010, and 2009
(Unaudited)

During the six-month periods ended June 30, 2010, and 2009, no provision for obsolete inventory was deemed necessary by the Company.

Note 6 – Property, Plant, and Equipment

As of June 30, 2010, and December 31, 2009, Property, plant, and equipment, consisted of the following:

	Estimated Useful Life (Years)	June 30, 2010	December 31, 2009

Buildings	20	$4,942,732	$4,928,544
Biological assets	27	6,752,400	6,247,016
Machinery and equipment	10	1,750,456	1,475,432
Vehicles	5	377,551	376,467
Leasehold improvements	5	2,690,005	2,682,284
Subtotal		16,513,144	15,979,743
Less: accumulated depreciation		(4,613,947)	(4,178,211)
Construction In Progress	n/a	1,080,949	1,077,846
Net Property, Plant, and Equipment		$12,980,146	$12,879,378

The Company recorded depreciation expenses of $435,736 and $386,593 for the six months ended June 30, 2010, and 2009, respectively. There were no impairment provisions made as of June 30, 2010, and December 31, 2009.

Note 7-Intangible Assets

As of June 30, 2010, and December 31, 2009, intangible assets consisted of the following:

	June 30, 2010	December 31, 2009
Manufacturing right (China pharmaceutical manufacturing permit)	$411,244	$410,064
License fees (medicine patent)	163,393	162,924
Software (accounting system)	4,407	4,394
Total intangible assets	579,044	577,382
Less-Accumulated amortization	(413,695)	(383,858)
Net intangible assets	$165,349	$193,524

Amortization expense amounted to $28,728 and $28,083 for the six months ended June 30, 2010, and 2009, respectively.

BIOPHARM ASIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010, and 2009
(Unaudited)

The projected amortization expense attributed to future periods is as follows:

2010 (full year)	$54,170
2011	45,890
2012	41,125
2013	24,164
$165,349

Note 8-Deferred Lease Payments

As of June 30, 2010, and December 31, 2009, deferred lease payments consisted of the following:

	June 30, 2010	December 31, 2009
Deferred lease payments for the rental of offices	$26,437	$-
Deferred lease payments for Biological assets	1,542,167	1,845,289
Total	$1,568,604	$1,845,289

The Company leases from the local government in the PRC two farms that are used to plant and cultivate Schisandra trees.  Schisandra is harvested once a year with the highest production yield beginning three years after initial planting.  Schisandra berries can be used to produce Chinese medicines for a variety of diseases.

The first land parcel (Lease #1) is approximately 330 acres, and was leased for a 30-year term, which began on January 1, 2003.  A total of four lease payments amounting to approximately $12,370,000 (RMB 84,000,000) are to be paid on the dates, June 30, 2003 (paid by the Company), June 30, 2011, June 30, 2019, and June 30, 2027.  The annual lease expense for Lease #1 has been calculated using the straight-line method over the life of the lease, and is approximately $410,000 (RMB 2,800,000) per year.  As of June 30, 2010, and December 31, 2009, the Company had deferred lease payments prepaid on this parcel of land of $205,622 and $614,763, respectively.

The Company leased a second land parcel (Lease #2) of approximately 165 acres pursuant to a 25-year lease commencing January 1, 2008.  A total of four lease payments amounting to approximately $5,150,000 (RMB 35,000,000) are to be paid over the 25-year term of Lease #2 on June 30, 2008 (paid by the Company), June 30, 2009 (paid by the Company), June 30, 2017 (approximately $1,650,000), and June 30, 2025 (approximately $1,650,000).  The annual lease expense for Lease #2 has been calculated using the straight-line method over the life of the lease, and is approximately $205,000 (RMB 1,400,000) per year.  As of June 30, 2010, and December 31, 2009, the Company had deferred lease payments prepaid on this parcel of land of $1,336,545 and $1,230,526, respectively.

The following table reflects the approximate scheduled future lease payment dates and amounts for Leases #1 and #2:

June 30, 2011	$3,315,000
June 30, 2017	1,660,000
June 30, 2019	3, 315,000
June 30, 2025	1,660,000
June 30, 2027	2,485,000
Total	$12, 435,000

BIOPHARM ASIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010, and 2009
(Unaudited)

Total deferred lease payments amounted to $1,568,604 and $1,845,289 as of June 30, 2010, and December 31, 2009, respectively.

Note 9-Short-term Loans

Short-term loans consisted of the following:

	June 30, 2010	December 31, 2009
Loan Payable to City Credit Union (Construction Road) due on December 19, 2010, with annual interest rate of 10.5% and secured by buildings and equipment.	$760,803	$758,619
Loan payable to City Credit Union (Construction Road) due on July 21, 2010, with annual interest rate of 10.5% and secured by building and equipment.	145,404	144,987
Loan payable to Agriculture Finance Bureau of TongHua government, due on December 6, 2010 non-interest bearing and secured by buildings.	220,310	219,677
Loan payable to City Credit Union (Construction Road) due on April 21, 2011, with annual interest rate of 8.75% and secured by buildings and equipment.	807,802	805,483
Loan payable to City Credit Union (Construction Road) due on June 20, 2011, with annual interest rate of 5.94%, secured by buildings and equipment.	2,971,242	2,962,713
Total short-term loans	$4,905,561	$4,891,479

Note 10-Accounts Payable and Accrued Liabilities

At June 30, 2010, and December 31, 2009, accounts payable and accrued liabilities were $9,533,255 and $15,333,980, respectively. Accounts payable consists primarily of amounts due to suppliers and vendors. Items included in Accounts payable and accrued liabilities are the following:

	June 30, 2010	December 31, 2009
Accounts payable - trade	$9,292,910	$12,722,407
Accrued liabilities	118,967	2,466,568
Payroll and welfare payables	121,378	145,005
Total accounts payable and accrued expenses	$9,533,255	$15,333,980

Note 11-Advances from Customers

Advances from customers represent prepayments to the Company for merchandise that had not yet been shipped to customers or services that had not yet been rendered to customers. The Company will recognize these advances as revenue as customers take delivery of the goods or when the services have been rendered, in compliance with the Company’s revenue recognition policy. Advances from customers totaled $0 and $143,751 as of June 30, 2010 and December 31, 2009, respectively.

BIOPHARM ASIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010, and 2009
(Unaudited)

Note 12-Taxes Payable

As of June 30, 2010, and December 31, 2009, taxes payable consisted of the following:

	June 30, 2010	December 31, 2009
Income taxes payable	$635,185	$1,536,184
Value added taxes payable	747,447	2,164,731
Other taxes payable	145,416	191,834
Total taxes payable	$1,528,048	$3,892,749

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

The deferred assets as of June 30, 2010, of $75,847 pertain to the allowance for bad debts.

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

Since January 1, 2008, under the income tax laws of PRC, Chinese companies are generally subject to an income tax at an effective rate of 25% on income reported in the their statutory financial statements after appropriate tax adjustments.  The Company's PRC subsidiaries are subject to these statutory rates.  HERB, one of the Company's Chinese operating subsidiaries, has engaged in the agriculture and wholesale business.  HERB’s business profits from these agriculture operations are exempt from the income taxes in accordance with the PRC Income Tax Laws.  HERB’s non-agricultural operations are subject to the effective PRC income tax rate of 25%.  For the three month period ending June 30, 2010, the Company benefited from a reduction to the tax rate to 20% to encourage the development and expansion of retail stores. The Company does not know how long this reduction will continue.

CNPH HK was incorporated in Hong Kong and is subject to Hong Kong profit tax of 17.5% on its activities conducted in Hong Kong and any income arising in or derived from Hong Kong.  No provision for profits tax has been made as the Company has no assessable income from Hong Kong for the year ended June 30, 2010.

The Company has had no assessable income within the United States for income tax purposes.

BIOPHARM ASIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010, and 2009
(Unaudited)

Note 13-Other Payables

As of June 30, 2010, and December 31, 2009, other payables consisted of the following:

	June 30, 2010	December 31, 2009
Security deposits from salesmen	$427,292	$426,066
Union payable	52,661	19,013
Employees benefits payables	33,234	41,510
Payables to employees	1,406,288	3,715,649
Total other payables	$1,919,475	$4,202,238

Note 14-Preferred Stock

On August 21, 2009, the Company established 155,000 shares of its authorized preferred stock as Series A Convertible Preferred Stock (the “Series A Preferred Stock”). Subsequently, on September 3, 2009, the Company entered into subscription agreements for the sale of its Series A Preferred Stock, and agreed to issue a total of 155,000 shares to 13 investors at $2.00 per share for a total purchase price of $310,000 to be paid subsequent to the closing date.  When received, the proceeds from the issuance of the Series A Preferred Stock were to be used for working capital purposes.

As of May 12, 2010, the Company had not received the subscription amounts due for the 155,000 shares of its Series A Preferred Stock issuable to 13 investors for an aggregate of $310,000.  As a result of nonpayment by the investors, the Company cancelled the 155,000 shares of Series A Preferred Stock.

Note 15-Segment Reporting

US GAAP requires the use of the management approach model for segment reporting.  The management approach model is based on how a company's management organizes segments within the company for making operating decisions and assessing performance.  Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.  Based on this model, the Company has determined that it has four segments.  The Company’s principal businesses are herbal planting, drug manufacturing, distribution, and the retail sale of a broad line of health care products.  Based on the various operation activities, the Company’s reportable segments are as follows:

Herbal planting – the planting, processing and selling herbs in China.
Drug manufacturing – the production and sale of herbal and pharmaceutical products.
Distribution – the sale of healthcare products to hospitals and pharmacy shops.
Retailing – the sale of healthcare products to consumers.

	Three months ended June 30, 2010
	Herbal Planting	Drug Manufacturing	Distribution	Retailing	Corporate	Total
Revenues	$-	$7,719,709	$9,005,438	$8,428,365	$-	$25,153,512
Depreciation & amortization	99,531	219,919	6,677	67,250	-	393,377
Income from operations	(58,318)	1,504,054	3,212,436	869,937	(54,717)	5,473,392
Purchase of property and equipment	$377,295	$-	$-	$-	$-	$377,295

BIOPHARM ASIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010, and 2009
(Unaudited)

	Three months ended June 30, 2009
	Herbal Planting	Drug Manufacturing	Distribution	Retailing	Corporate	Total
Revenues	$411	$7,381,277	$10,028,230	$2,519,407	$-	$19,929,325
Depreciation & amortization	194,321	269,972	5,728	$-	-	470,021
Income from operations	(44,871)	1,703,139	1,975,189	$260,809	-	3,894,266
Purchase of property and equipment	$284,279	$-	$-	$-	$-	$284,279

	Six months ended June 30, 2010
	Herbal Planting	Drug Manufacturing	Distribution	Retailing	Corporate	Total
Revenues	$1,393,684	$16,620,612	$21,767,448	$17,484,215	$-	$57,265,959
Depreciation & amortization	200,865	459,161	13,320	67,250	-	740,596
Income from operations	164,282	3,018,802	6,981,896	1,834,659	(103,437)	11,896,202
Total assets	22,352,372	26,627,846	1,718,945	9,135,749	-	59,834,912
Purchase of property and equipment	$536,504	$-	$-	$-	$-	$536,504

	Six months ended June 30, 2009
	Herbal Planting	Drug Manufacturing	Distribution	Retailing	Corporate	Total
Revenues	$2,340,896	$11,956,442	$25,791,003	$2,519,407	$-	$42,607,748
Depreciation & amortization	500,791	369,923	9,362	-	-	880,076
Income from operations	534,223	2,542,442	4,929,761	260,809	-	8,267,235
Total assets	11,267,717	20,067,299	1,712,929	1,862,120	-	34,910,065
Purchase of property and equipment	$1,037,526	$-	$-	$-	$-	$1,037,526

BIOPHARM ASIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010, and 2009
(Unaudited)
Note 16-Related Party Transactions

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Parties are also considered to be related if they are subject to common control or common significant influence.

Due to/from Related Parties

Prior to the Merger (see Note 1), from time to time, the Company advanced funds to or received funds from some stockholders. These advances are non-interest bearing, unsecured and payable on demand. The related parties make monthly payments on these advances. Since May 7, 2009, the date of the Merger, the Company has not advanced money to officers or stockholders.

Due to related parties:

Related Party	June 30, 2010	December 31, 2009
Hong Lin (stockholder)	$-	$52,368
Yanhua Han (chairman)	-	9,885
Kean Yuan (Manager)	-	155,132
Other Stockholders	190,809	87,373
Total due to related parties	$190,809	$304,758

Due from related parties:

Related Party	June 30, 2010	December 31, 2009
Yanhua Han	$-	$890,074
Hong Lin	-	449,754
Total due from related parties	$-	$1,339,828

Note 17-Statutory Reserve Fund

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

HERB and HUACHEN transfer 10 percent of their profit after tax as reported in their PRC statutory financial statements to these statutory reserve funds. The reserve accounts can be used to offset losses incurred or to increase the registered capital. Except for the reduction of losses incurred, any other application should not result in this reserve balance falling below 25 percent of the registered capital. The statutory reserve funds of both PHARMACY and SILIN as of March 31, 2010, have reached 50 percent of their registered capital, and thus do not need to make any further contributions.

BIOPHARM ASIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010, and 2009
(Unaudited)
As of June 30, 2010, and December 31, 2009, the Company had statutory surplus reserve balances of $3,774,636, and $2,678,094, respectively.

Note 18-Subsequent Events

On August 7, 2010, the Company purchased 100 percent of the outstanding shares of Beijing Zhihe Ruikang Hospital Management Ltd. for 2,400,000 RMB, or approximately $350,000.

On August 7, 2010, the Company purchased 100 percent of the outstanding shares of Tonghua Tianbao Wood Frog Cultivation Limited Company for $4,000,000.  The purchase price is payable in installments of 2,000,000 RMB on the fifth day after the closing and on each of the first and second anniversaries of the closing, with the balance payable on the third anniversary of the closing.

The Company is in negotiations to acquire a controlling interest of Shandong Weifang Municipal Hospital.

I TEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Report on Form 10-Q. The following discussion contains forward-looking statements. Our actual results may differ significantly from those projected. Factors that may cause future results to differ materially from those projected include, but are not limited to, those discussed in "Risk Factors" in our report on Form 10-K for the year ended December 31, 2009, and elsewhere in this Form 10-Q.

The following table presents certain information derived from our consolidated statements of operations and the statements of cash flows for the three and six months ended June 30, 2010, and 2009.

	Three months ended June 30,
	2010	2009	Increase (Decrease)	Percentage change
Revenues	$25,153,512	$19,929,325	$5,224,187	26.2%
Cost of goods sold	16,953,199	13,991,241	2,961,958	21.2%
Gross profit	8,200,312	5,938,084	2,262,228	38.1%
Sales and marketing	1,641,895	1,834,468	(192,573)	(10.5%)
General and administrative expense	1,085,026	209,350	875,676	418.3%
Income from operations	5,473,392	3,894,266	1,579,126	40.6%
Interest expense	(102,167)	(106,511)	(4,344)	(4.1%)
Income before income taxes	5,371,225	3,787,755	1,583,470	41.8%
Provision for income taxes	(1,076,186)	(1,050,381)	25,805	2.5%
Net income	$4,295,039	$2,737,374	1,557,665	56.9%

	Six months ended June 30,
	2010	2009	Increase (Decrease)	Percentage change
Revenues	$57,265,959	$42,607,748	$14,658,211	34.4%
Cost of goods sold	38,974,501	30,645,666	8,328,835	27.2%
Gross profit	18,291,457	11,962,082	6,329,375	52.9%
Sales and marketing	4,184,463	3,142,534	1,041,929	33.2%
General and administrative expense	2,210,793	552,313	1,658,480	300.3%
Income from operations	11,896,202	8,267,235	3,628,967	43.9%
Interest expense	(213,216)	(219,715)	(6,499)	(3.0%)
Income before income taxes	11,682,986	8,047,520	3,635,466	45.2%
Provision for income taxes	(2,583,338)	(2,127,768)	455,570	21.4%
Net income	$9,099,648	$5,919,752	3,179,896	53.7%

Revenue: Revenue was $25,153,512 for three months ended June 30, 2010, an increase of $5,224,187 (or approximately 26.2%) as compared to the June 30, 2009 period. This increase was primarily attributable to the approximately $5.9 million of increased revenue in our Retail segment largely resulting from the Company’s 210 newly opened drug stores. This increase was slightly offset by an approximately $1 million reduction in revenue from the Distribution segment due to the fact that we increased the products delivered to our own drug stores decreasing the revenue reported by our Distribution segment.

Revenue was $57,265,959 for six months ended June 30, 2010, an increase of $14,658,211 (or approximately 34.4%) as compared to the June 30, 2009 period. This increase was primarily due to an increase of approximately $15 million in the Company’s Retail segment and also reflecting the fact that no retail stores were operating in the first quarter of 2009, and 150 stores were opened in the second quarter of 2009, whereas all 360 of the Company’s retail stores were operating during the first half of 2010. Management believes that approximately $4 million of the increase in revenue from the Drug manufacturing segment was offset by the decrease of approximately $4 million from our Distribution segment due to the delivery of products to our newly opened Company drug stores, as mentioned above.

	Revenue for three months ended June 30,
Segment	2010	Percent of total	2009	Percent of total	Increase (Decrease)	Percent increase of Net revenue
Herbal Planting	$-	-	$411	0%	$-	-
Drug Manufacturing	7,719,709	30.7%	7,381,277	37%	338,432	4.6%
Distribution	9,005,438	35.8%	10,028,230	50.3%	-1,022,792	(10.2%)
Retailing	8,428,365	33.5%	2,519,407	12.6%	5,908,958	234.5%
Corporate	-	-	-	-	-	-
Total	$25,153,512	100%	$19,929,325	100%	$5,224,187	26.2%

	Revenue for six months ended June 30,
Segment	2010	Percent of total	2009	Percent of total	Increase (Decrease)	Percent increase of Net revenue
Herbal Planting	$1,393,684	2.4%	$2,340,896	5.5%	$(947,212)	(40.5%)
Drug Manufacturing	16,620,612	29.0%	11,956,442	28.1%	4,664,170	39.0%
Distribution	21,767,448	38.0%	25,791,003	60.5%	(4,023,555)	(15.6%)
Retailing	17,484,215	30.5%	2,519,407	5.9%	14,964,808	594.0%
Corporate	-	-	-	-	-	-
Total	$57,265,959	100%	$42,607,748	100%	$14,658,211	34.4%

Cost of Goods Sold and Gross Profit

	Three months ended June 30,
	2010	% of Net Revenue	2009	Increase (Decrease)	% of Net Revenue
Cost of goods sold	$16,953,199	67.4%	$13,991,241	$2,961,958	70.2%
Gross profit	$8,200,312	32.6%	$5,938,084	$2,262,228	29.8%

	Six months ended June 30,
	2010	% of Net Revenue	2009	Increase (Decrease)	% of Net Revenue
Cost of goods sold	$38,974,501	68.1%	$30,645,666	$8,328,835	71.9%
Gross profit	$18,291,457	31.9%	$11,962,082	$6,329,375	28.1%

Cost of Goods Sold: Cost of goods sold reflects the raw materials consumed, the direct salaries and benefits of staff engaged in the production process, and the electricity and other manufacturing and logistics costs. The cost of goods sold for the three and six month periods ended June 30, 2010 increased by $2,961,958 and $8,328,835, respectively, as compared to the comparable periods in 2009, due to the revenue increase, partially offset by improved gross profit margin.

Gross Profit: The Company’s gross profit as a percentage of net revenue increased by 2.8 percentage points and 3.9 percentage points, respectively for the three and six month periods ended June 30, 2010 as compared to the same periods in 2009. These increases resulted from the change of revenue mix due to the additional revenue contribution from the newly opened drug stores, which have a higher gross profit margin, and the use of products sourced from the Company, which also lowers the overall cost of goods sold.

Operating Expenses: The Company’s ability to control its operating expenses is a key factor driving results of operations. The following table sets forth the operating expenses as a percentage of revenue for the periods indicated:

	Three months ended June 30,
	2010	% of Net Revenue	2009	Increase (Decrease)	% of Net Revenue
Sales and marketing	$1,641,895	6.5%	$1,834,468	$(192,573)	9.2%
General and administrative	1,085,026	4.3%	209,350	875,676	1.1%
Total operating expenses	$2,726,921	10.8%	$2,043,818	$683,103	10.3%

	Six months ended June 30,
	2010	% of Net Revenue	2009	Increase (Decrease)	% of Net Revenue
Sales and marketing	$4,184,463	7.3%	$3,142,534	$1,041,929	7.4%
General and administrative	2,210,793	3.9%	552,313	1,658,480	1.3%
Total operating expenses	$6,395,256	11.2%	$3,694,847	$2,700,409	8.7%

Sales and Marketing: Our sales and marketing expenses primarily consist of salaries and benefits to our staff at our retail drug stores and distribution centers, and rental and utility expenses of our drug stores and distribution centers. Selling expenses also include depreciation of leasehold improvements of our stores, distribution centers and store equipment, as well as costs associated with organizing promotional and marketing activities. The decrease of $192,573 for the three month period ended June 30, 2010 was mainly due to the decrease in commission expense caused by medicines sales. The increase of $1,041,929 for the six month period ended June 30, 2010 was mainly due to the increase in the number of retail stores compare to the same period in 2009.

General and Administrative Expenses Our general and administrative expenses primarily consist of salaries and benefits to our management and administrative personnel, rental and utility expenses of premises used for administrative purposes, depreciation of our administrative equipment, legal fees, accounting and other professional services, office consumables and other expenses associated with our administrative offices. General and administrative expenses increased $875,676 and $1,658,480 for the three and six months periods ended June 30, 2010 as compared to the same periods in 2009. The increases reflect the increased expenses resulting from the newly opened drug stores, and corporate and professional costs incurred after the Company becoming a public company in May 7, 2009.

Income from Operations

	Income from operations for the three months ended June 30,

Segment	2010	Percent of total	2009	Increase (Decrease)	Percent of total
Herbal Planting	$(58,318)	(1.1%)	$(44,871)	$(13,447)	(1.2%)
Drug Manufacturing	1,504,054	27.5%	1,703,139	(199,085)	43.7%
Distribution	3,212,436	58.7%	1,975,189	1,237,247	50.7%
Retailing	869,937	15.9%	260,809	609,128	6.7%
Income from operations before corporate costs	5,528,109	101.0%	3,894,266	1,633,843	100%
Corporate costs	(54,717)	(1.0%)	-	(54,717)	-
Income from operations	$5,473,392	100%	$3,894,266	$1,579,126	100%

	Income from operations for the six months ended June 30,

Segment	2010	Percent of total	2009	Increase (Decrease)	Percent of total
Herbal Planting	$164,282	1.4%	$534,223	$(369,941)	6.5%
Drug Manufacturing	3,018,802	25.4%	2,542,442	476,360	30.8%
Distribution	6,981,896	58.7%	4,929,761	2,052,135	59.6%
Retailing	1,834,659	15.4%	260,809	1,573,850	3.2%
Income from operations before corporate costs	11,999,639	100.9%	8,267,235	3,732,404	100%
Corporate costs	(103,437)	(0.9%)	-	-	-
Income from operations	$11,896,202	100%	$8,267,235	$3,628,967	100%

Income from operations of the Herbal Planting segment decreased $13,447 and $369,941 for the three and six month periods ended June 30, 2010 as compared to the same periods in 2009. The decrease resulted from the increase in the volume of our products delivered to our own Drug Manufacturing segment which caused the third party revenue to be reduced, and a decrease in the prices received for our Chinese Magnolia Vine Fruit.

Income from operations of the Drug Manufacturing segment decreased $0.2 million for the second quarter of 2010 and increased $0.5 million for the six month periods ended June 30, 2010 as compared to the same periods in 2009. The decrease resulted from the slight increase in general administration expenses, largely attributable to growth in sales income.

Income from operations of the Distribution segment increased $1.2 million and $2 million for the three and six month periods ended June 30, 2010 as compared to the same periods in 2009. The increases reflected the revenue growth of higher margin products, such as traditional Chinese medicines, assisted by relatively stable costs in selling, general and administrative expenses.

Income from operations of the Retailing segment increased $609,128 and $1,574,087 for the three and six months ended June 30, 2010 as compared to the same periods in 2009, reflecting the 360 drug stores operating as of June 30, 2010 compared to the lower number of stores operating in the prior year.

Taxes  The Company’s tax rate for the three and six month periods ending June 30, 2010 decreased from the rates for the comparable 2009 periods largely due to reduction to the tax rate to 20% to encourage the development and expansion of retail stores. The Company does not know how long this reduction will continue.

Net Income Net income for the three and six months ended June 30, 2010 increased by $1,557,665 and $3,179,896, as compared to the same periods in 2009. These increases reflect the revenue growth, particularly from the newly opened drug store sales, and distribution sales, assisted by relatively stable costs in selling, general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2010, cash and cash equivalents were $15,267,283 as compared to $11,066,671 as of December 31, 2009. The components of this increase of $4,200,612 are reflected below.

Cash Flows:

	For the six months ended June 30,
	2010	2009
Net cash provided by operating activities	$3,391,723	$12,402,035
Net cash used in investing activities	538,166	1,037,526
Net cash provided (used) by financing activities	1,239,961	(12,148,076)
Net cash inflow (outflow)	4,093,518	$(783,567)
Effect of exchange rate changes	107,094	2,165
Cash, beginning of year	11,066,671	5,869,607
Cash, end of period	$15,267,283	$5,088,205

Net Cash Provided by Operating Activities

During the six months ended June 30, 2010, we had positive cash flow from operating activities of $3,391,723, primarily attributable to net income of $9,099,648, and a decrease in accounts receivable of $3,187,865 due largely to tightened collection policies and a decrease in inventories of $1,077,400. These were partially offset by a decrease in accounts payable and accrued expenses of $5,800,725, an increase of bonuses and commissions paid to salesmen around Chinese New Years in February and more timely payments to suppliers, the decrease in taxes payable of $2,364,702 as well as a $2,282,763 decrease in other payables mainly due to the payments made to employees for expenses incurred.

Net Cash Used in Investing Activities

The Company used $538,166 to acquire property, plant, and equipment during the six months ended June 30, 2010, which mainly reflects purchases of biological assets.

Net Cash Provided by Financing Activities

The cash provided by financing activities reflects a $1,339,961 received from related parties for previous advances made to these parties.

Working capital as of June 30, 2010, was $27,043,664, compared to $17,632,831 on December 31, 2009, mainly reflecting an increase in cash and cash equivalents of $4,200,612, reduced levels of accounts payable and accrued expenses, a reduction in taxes payable and other payables, partially offset by decreases in accounts receivable of $2,975,208, inventories of $1,077,400, and the amount due from related parties.

We believe that our available funds and cash flows generated from operations will be sufficient to meet our anticipated ongoing operating needs for the next twelve months. However it is possible that the Company might need to raise additional capital in order to fund the Company’s expansion plans. There can be no guarantee that we will be able to obtain such funding, whether through the issuance of debt or equity, on terms satisfactory to management and our Board of Directors.

Over the near term, we intend to focus our efforts on continued expansion within the PRC market.

Product Offerings

Our merchandise offered at our retail drug stores can be broadly classified into the following categories:

Prescription Drugs. Our retail stores offer approximately 300 prescription drugs. We accept prescriptions only from licensed health care providers and do not prescribe medications or otherwise practice medicine. Our in-store pharmacists verify the validity, accuracy and completeness of all prescription drug orders. We ask all prescription drug customers to provide us with information regarding drug allergies, current medical conditions and current medications. Sales of prescription drugs accounted for 25% of our retail stores’ revenue in the second quarter of 2010.

OTC Drugs. We offer approximately 1,150 over-the-counter (“OTC”) drugs, including western medicines and traditional Chinese medicines, for the treatment of common diseases. Sales of OTC drugs accounted for 45% of our retail stores’ revenue in the second quarter of 2010.

Nutritional Supplements. We offer approximately 85 nutritional supplements, including a variety of healthcare supplements, vitamins, minerals and dietary products. We expect sales of nutritional supplements to increase more rapidly than those of drugs due to increasing wealth and disposable income of Chinese residents living in the larger metropolitan cities, and intend to rapidly grow the variety of nutritional supplements available in our stores. Nutritional supplements normally generate higher gross margins than prescription and OTC drugs. Sales of nutritional supplements accounted for 9% of our retail stores’ revenue in the second quarter of 2010.

Herbal Products. We offer various types of drinkable herbal remedies and packages of assorted herbs for making soup, which are used by consumers as health supplements. Herbal products typically have higher gross margins than prescription and OTC drugs. Sales of herbal products accounted for 11% of our retail stores’ revenue in the second quarter of 2010.

Other Products. Our other products include personal care products such as skin care, hair care and beauty products, family care products such as portable medical devices for family use, birth control and early pregnancy test products and convenience products, including soft drinks, packaged snacks, and other consumables, cleaning agents and stationery. Our other products also include seasonal and promotional items tailored to local consumer demand for convenience and quality. We believe offering these products increases customer visits by increasing the shopping convenience for our customers. Sales of other products accounted for 10% of our revenue in the second quarter of 2010.

I TEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

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

PART II

OTHER INFORMATION

Item 1A – Risk Factors.

Our business is subject to numerous risks and uncertainties, including but not limited to those discussed in this report and in "Risk Factors" in our Report on Form 10-K filed on May 12, 2010. Such discussion is incorporated herein by reference.

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

BIOPHARM ASIA, INC.

Dated: August 16, 2010	By:	/s/ Jianxiong Liu
Jianxiong Liu Chief Financial Officer