Form 10-Q
period 2010-09-30
BIOPHARM ASIA, INC.
filed 2010-11-22
CIK 1080908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

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

As of November 11, 2010, the Registrant had outstanding 50,000,000 shares of common stock, par value $0.001 per share.

BIOPHARM ASIA, INC.
FORM 10-Q

Special Note Regarding Forward Looking Information

This report contains forward-looking statements that reflect management's current views and expectations with respect to our business, strategies, future results and events, and financial performance. All statements made in this report other than statements of historical fact, including statements that address operating performance, events or developments that management expects or anticipates will or may occur in the future, including statements related to, cash flows, revenues, profitability, adequacy of funds from operations, statements expressing general optimism about future operating results and non-historical information, are forward-looking statements. In particular, the words "believe," "expect," "intend," "anticipate," "estimate," "plan," "may," "will," variations of such words and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking. Readers should not place undue reliance on forward-looking statements which are based on management's current expectations and projections about future events, are not guarantees of future performance, and are subject to risks, uncertainties and assumptions. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include those discussed in this report and in our Annual Report on Form 10-K previously filed with the Securities and Exchange Commission, particularly under the caption "Risk Factors." Except as required under the federal securities laws, we do not undertake any obligation to update the forward-looking statements in this report.

Index

PART I

 FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOPHARM ASIA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30, 2010	December 31, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$15,407,736	$11,066,671
Accounts receivable, net of allowance for doubtful accounts of $308,391 and $514,011 as of September 30, 2010, and December 31, 2009, respectively	31,538,169	18,202,083
Due from employees and others	9,370,277	1,538,783
Due from related parties	3,579,984	1,339,828
Inventories	19,489,046	14,057,699
Advances to suppliers	-	196,722
Deferred tax asset	77,098	-
Total Current Assets	79,462,310	46,401,786
Property, plant, and equipment, net	14,015,297	12,879,378
Intangible assets, net	156,761	193,524
Deferred lease payments	1,424,284	1,845,289
Total Assets	$95,058,652	$61,319,977

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term loans	$4,986,488	$4,891,479
Accounts payable and accrued liabilities	23,927,829	15,333,980
Advances from customers	-	143,751
Taxes payable	2,589,707	3,892,749
Other payables	5,522,801	4,202,238
Due to related parties	7,405,744	304,758
Total Current Liabilities	44,432,569	28,768,955
Total Liabilities	44,432,569	28,768,955

Commitments and Contingencies
Stockholders' Equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized; nil and 150,000 shares of Series A Convertible Preferred Stock subscribed for in 2010 and 2009, respectively.	-	310,000
Receivable related to Preferred stock subscriptions	-	(310,000)
Common stock, $0.001 par value, 150,000,000 shares authorized; 50,000,000 shares issued and outstanding in 2010 and 2009	50,000	50,000
Additional paid-in capital	8,066,293	8,066,293
Statutory reserve fund	4,240,623	2,678,094
Accumulated other comprehensive income	4,604,604	2,154,831
Retained earnings	33,664,563	19,601,804
Total Stockholders' Equity	50,626,083	32,551,022
Total Liabilities and Stockholders' Equity	$95,058,652	$61,319,977

See the accompanying notes to consolidated financial statements

Index

BIOPHARM ASIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Revenues	$44,701,903	$26,581,826	$101,967,862	$69,189,574
Cost of goods sold	31,817,412	16,220,050	70,791,913	46,865,716
Gross profit	12,884,491	10,361,776	31,175,949	22,323,858

Expenses:
Sales and marketing	2,139,128	2,114,289	6,323,591	5,256,823
General and administrative	1,770,370	1,790,376	3,981,163	2,342,689
Total operating expenses	3,909,498	3,904,665	10,304,754	7,599,512
Income from operations	8,974,993	6,457,111	20,871,195	14,724,346
Interest expense, net	115,015	122,089	328,231	341,804
Income before income taxes	8,859,978	6,335,022	20,542,964	14,382,542
Provision for income taxes	2,334,338	1,554,605	4,917,676	3,682,373
Net income	$6,525,640	$4,780,417	$15,625,288	$10,700,169

Weighted average basic and diluted shares outstanding:	50,000,000	50,000,000	50,000,000	50,000,000

Earnings per common share - Basic and Diluted	$0.13	$0.10	$0.31	$0.21

Comprehensive Income:
Net income	$6,525,640	$4,780,417	$15,625,288	$10,700,169
Foreign currency translation adjustment	2,342,679	(3,219)	2,449,773	5,597
Total Comprehensive Income	$8,868,319	$4,777,198	$18,075,061	$10,705,766

See the accompanying notes to consolidated financial statements

Index

BIOPHARM ASIA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
	2010	2009

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net income	$15,625,288	$10,700,169
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,193,755	1,147,984
Deferred tax credit	(77,098)	(431,453)
Recovery of allowance for bad debts	(215,604)	(327,909)
Changes in operating assets and liabilities:
Accounts receivable	(20,961,960)	(119,212)
Inventories	(5,431,347)	(7,182,626)
Advances to suppliers	196,722	(785,658)
Accounts payable and accrued liabilities	8,593,849	10,886,413
Advances from customers	(143,751)	9,239
Taxes payable	(1,303,043)	(600,202)
Other payables	1,320,563	1,426,839
Net cash provided by (used in) operating activities	(1,202,626)	14,723,584

CASH USED IN INVESTING ACTIVITIES
Purchases of property, plant,	(1,871,909)	(4,356,724)
Long-term deferred lease expense	-	(1,585,675)
Net Cash used in investing activities	(1,871,909)	(5,942,399)

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES

Dividends paid	-	(14,710,409)
Proceeds from short-term loans	-	3,760,316
Payments on short-term loans	-	(3,766,620)
Proceeds from related parties	7,100,986	3,684,300
Payments to related parties	(2,240,156)	(298,423)
Net cash provided by (used in) financing activities	4,860,830	(11,330,836)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	2,554,770	15,536

NET INCREASE (DECREASE) IN CASH	4,341,065	(2,534,115)

CASH, BEGINNING OF YEAR	11,066,671	5,869,607
CASH, END OF PERIOD	$15,407,736	$3,335,492

SUPPLEMENTAL DISCLOSURES
Cash paid during the periods for:
Interest paid	$328,231	$341,464
Income taxes paid	$5,070,621	$4,318,657

See accompanying notes to consolidated financial statements

Index

BIOPHARM ASIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010, and 2009
(Unaudited)

Note 1-Summary of Significant Accounting Policies

Organization

BioPharm Asia, Inc. (the "Company" or “BioPharm,” and previously Domain Registration, Corp.) is an entity that was incorporated under the laws of the State of Nevada on July 31, 2001.  Prior to April 2009, the Company was a development stage enterprise, and had no assets and had not generated any revenues from operations.  It maintained its registration as a public entity with the Securities and Exchange Commission (“SEC”).

On April 28, 2009, the Company organized and incorporated DOMR Merger Sub, Inc. (“Merger Sub”) as a wholly owned subsidiary.  On April 30, 2009, BioPharm and Merger Sub entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Merger Sub, and China Northern Pharmacy Holding Group Limited ("CNPH"), a British Virgin Islands corporation, and its stockholders.  On May 7, 2009, Merger Sub merged with and into CNPH, (the “Merger”) with CNPH designated as the surviving corporation.

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

Index

BIOPHARM ASIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010, and 2009
(Unaudited)

PHARMACY is an operating company incorporated in Tonghua City, Jilin Province, PRC, on September 1, 2002.  It is engaged in drug logistics and distribution in the PRC, and as of September 30, 2010, PHARMACY owned and operated 360 retail drug stores.  In addition, PHARMACY owns 100 percent of the equity interests of Yunnan Silin Pharmaceutical Company Limited ("SILIN"), a PRC company incorporated in Kunming City, Yunnan Province, on October 25, 2004, which is engaged in the marketing, distribution and sale of medicinal products to hospitals and pharmacies in the PRC.

On May 4, 2009, the Board of Directors of CNPH, prior to the Merger, declared a dividend to its then current stockholders of approximately $14,879,000 (RMB 101,644,311) at the then prevailing exchange rate.  All of the dividends declared were distributed before December 31, 2009.

On July 17, 2009, the Company filed an amendment to its Articles of Incorporation changing its corporate name from Domain Registration, Corp., to BioPharm Asia, Inc., and authorized and provided for the following:  (i) the authorization of 20 million shares of preferred stock, par value $0.001 per share; and, (ii) an increase in the number of authorized shares of common stock, par value $0.001, from 50 million shares to 150 million shares.  The Company subsequently issued 155,000 shares of preferred stock on September 3, 2009, which it later cancelled due to non-payment.

On June 18, 2010, and August 7, 2010, the Company acquired all of the outstanding shares of Beijing Zhehe Ruikang Hospital Management Ltd (“ZHRK”) and Tonghua TianBao Wood Frog Cultivation Limited Company (“TBWF”) respectively. ZHRK, incorporated in November 14, 2008, has provided consulting services to approximately 30 Chinese hospitals. TBWF, founded in June 2010, is engaged in the breeding and processing of wood frogs. The wood frog, also known as forest frog, is valued for its protein and aminoacid, which are used extensively in vitamins and various supplementary traditional Chinese medicines, as well as for food and cosmetics. ZHRK and TBWF are collectively called “Other Business” (“OTHER”) in the BFAR group.

BioPharm, Merger Sub, CNPH, CNPH HK, HERB, PHARMACY, HUACHEN, SILIN and OTHER are collectively referred to as the “Company” unless specific reference is made to an entity of the consolidated company.

Basis of Presentation and Consolidation

The interim consolidated financial statements of the Company as of September 30, 2010, and December 31, 2009, and for the three and nine months ended September 30, 2010 and 2009, have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) for interim reporting, and in accordance with the requirements of Form 10-Q. All significant intercompany balances, transactions, and cash flows have been eliminated in consolidation.   The accompanying interim consolidated financial statements are unaudited and are subject to year-end adjustments.  In the opinion of management, the accompanying interim consolidated financial statements include all known adjustments (which consist primarily of normal, recurring accruals, estimates, and assumptions that impact the financial statements) necessary to present fairly the consolidated financial position at the balance sheet dates and the consolidated results of operations for the three months and nine months then ended.  The accompanying interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included within the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the SEC.  The results of operations for the three and nine months ended September 30, 2010, are not necessarily indicative of operating results of the full year ending December 31, 2010.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. The Company maintains cash and cash equivalents with various financial institutions mainly in the PRC. Balances at financial institutions or state-owned banks within the PRC are not covered by insurance. Non-performance by these institutions could expose the Company to losses for all amounts on deposit since none are insured. As of September 30, 2010, and December 31, 2009, the Company's bank balances held in Chinese institutions of approximately $15.4 million and $11.1 million, respectively, were uninsured. The Company has not experienced, nor does it anticipate, non-performance by these institutions.

Index

 BIOPHARM ASIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010, and 2009
(Unaudited)

Accounts Receivable

The Company records accounts receivable upon the shipment of products to customers.  Trade receivables are not collateralized, and interest is not charged or accrued on past due accounts.  The Company maintains an allowance for doubtful accounts for estimated losses.  Periodically, management of the Company reviews the accounts receivable and makes general and specific allowances when there is doubt as to the collectability of individual balances.  In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, the customer’s historical payment history, its current credit-worthiness, and current economic trends.  The amount of the provision, if any, is recognized in the consolidated statements of operations and comprehensive income within the general and administrative expenses.  Accounts are written off after appropriate collection efforts are conducted.

Inventories

Inventories are stated at the lower of cost or market utilizing the moving average method. Costs of work-in-progress and finished goods are composed of direct materials, direct labor and an attributable portion of manufacturing overhead. An allowance is established when management determines that the carrying value of certain inventories may not be realizable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserves for the difference between the cost and the market value. Any reserves recorded would be based on estimates and reflected in cost of sales. There were no allowances deemed necessary by management as of September 30, 2010, and December 31, 2009.

Property, Plant, and Equipment

Property, plant, and equipment are recorded at historical cost.  Depreciation and amortization are recorded using the straight-line method over the estimated useful lives of the assets.  Expenditures for major additions or improvements, which extend the useful lives of assets, are capitalized.  Minor replacements, maintenance and repairs, which do not improve or extend the lives of the assets, are charged to operations as incurred.  Disposals are removed at cost less accumulated depreciation or amortization, and any resulting gain or loss is reflected in current operations.  In accordance with US GAAP, the Company examines the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable.  The estimated useful lives for significant property, plant, and equipment categories are as follows:

Index

BIOPHARM ASIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010, and 2009
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

Biological Assets

Biological assets, which are included in property, plant, and equipment, consist primarily of Schisandra berry trees, which provide the extract used to manufacture several traditional Chinese medicines. The costs to purchase and cultivate these trees and the expenditures related to labor and materials to prepare the land, to construct staking and wiring on the field, and labor costs for grafting and pruning during the early stages of the trees’ development are capitalized until the trees become commercially productive, at which time annual depreciation is recognized using the straight-line method over the economic useful life of the trees, which is estimated to be 10 years. Depreciation expense pertaining to the biological assets aggregated to $107,761 and $105,764 for the nine months ended September 30, 2010, and 2009, respectively, and are included in inventory costs and ultimately become a component of cost of goods sold.

Lease Obligations

All noncancellable leases with an initial term greater than one year are categorized as either capital leases or operating leases.  Assets recorded under capital leases are amortized according to the methods employed for property and equipment or over the term of the related lease, if shorter.

Impairment of Long-lived Assets

In accordance with US GAAP, the Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the nine months ended September 30, 2010, and 2009.

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

Index

BIOPHARM ASIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010, and 2009
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

Shipping and Handling Expenses

Shipping and handling expenses (freight-out and delivery) amounted to $1,725,515 and $1,341,261 for the nine months ended September 30, 2010, and 2009, respectively, and are included in sales and marketing expenses in the accompanying consolidated statements of operations and comprehensive income.

Index

BIOPHARM ASIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010, and 2009
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

Other Comprehensive Income (Loss)

The Company presents comprehensive income (loss) under FASB ASC 220, Comprehensive Income (“ASC 220”).  ASC 220 states that all items that are required to be recognized under accounting standards as components of comprehensive income (loss) be reported in the financial statements.  Accumulated other comprehensive income consisted of unrealized gains or losses resulting from the translation of financial statements from RMB to United States Dollars.  For the nine months ended September 30, 2010, and 2009, the only components of comprehensive income were the net income for the periods and the foreign currency translation adjustments.

Basic and Diluted Earnings per Share

The Company reports earnings per share in accordance with FASB ASC-260, Earnings per Share. The Company’s basic earnings per share is computed using the weighted average number of shares outstanding for the periods presented.

Diluted earnings per share is based on the assumption that any dilutive options, warrants or other instruments were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, the Company’s outstanding stock options are assumed to be exercised, and funds thus obtained were assumed to be used to purchase common stock at the average market price during the period.  There were no dilutive instruments outstanding during the periods ended September 30, 2010 or September 30, 2009.

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

Index

BIOPHARM ASIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010, and 2009
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

In February 2010, the FASB issued ASU No. 2010-09, Amendments to Certain Recognition and Disclosure Requirements, which eliminates the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events.  ASC No. 2010-09 is effective for its fiscal quarter beginning after December 15, 2010.  The adoption of ASC No. 2010-09 will not have a material impact on the Company's consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

Index

BIOPHARM ASIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010, and 2009
(Unaudited)

Note 3-Accounts Receivable

As of September 30, 2010, and December 31, 2009, accounts receivable consisted of the following:

	September 30, 2010	December 31, 2009
Trade accounts	$31,846,560	$18,716,094
Less - Allowance for doubtful accounts	(308,391)	(514,011)
Total accounts receivable	$31,538,169	$18,202,083

The Company records accounts receivable on shipment of products to customers.  The trade receivables are not collateralized, and interest is not accrued on past due accounts.

The activity in the allowance for doubtful accounts for the nine months ended September 30, 2010, and for the year ended December 31, 2009, was as follows:

	Nine months ended September 30, 2010	Year ended December 31, 2009
Balance, January 1	$514,011	$719,224
Increase in allowance for doubtful accounts	-	57,287
Recovery of amounts written-off	(215,604)	(265,296)
Foreign currency translation adjustments	9,984	2,796
Balance end of period	$308,391	$514,011

Note 4-Advances to Suppliers

Advances to suppliers as of September 30, 2010, and December 31, 2009, totaled $0 and $196,722, respectively, and consisted primarily of prepayments to suppliers for merchandise that had not yet been shipped to the Company, as well as services that had not yet been provided to the Company. The Company recognizes advances as inventory or expense as suppliers make delivery of goods or provide services.

Note 5-Inventories

As of September 30, 2010, and December 31, 2009, inventories consisted of the following:

	September 30, 2010	December 31, 2009
Raw materials	$2,137,316	$967,608
Work in process	2,148	1,531,613
Finished goods	17,349,582	11,558,478
Total inventories	$19,489,046	$14,057,699

Index

BIOPHARM ASIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010, and 2009
(Unaudited)

During the nine-month periods ended September 30, 2010, and 2009, no provision for obsolete inventory was deemed necessary by the Company.

Note 6–Property, Plant, and Equipment

As of September 30, 2010, and December 31, 2009, Property, plant, and equipment, consisted of the following:

	Estimated Useful Life (Years)	September 30, 2010	December 31, 2009

Buildings	20	$5,096,116	$4,928,544
Biological assets	10	7,714,373	6,247,016
Machinery and equipment	10	1,600,381	1,475,432
Vehicles	5	383,779	376,467
Leasehold improvements	5	2,926,369	2,682,284
Subtotal		17,721,018	15,979,743
Less: accumulated depreciation		(4,914,198)	(4,178,211)
Construction In Progress	n/a	1,208,477	1,077,846
Net Property, Plant, and Equipment		$14,015,297	$12,879,378

The Company recorded depreciation and amortization expenses of $735,987 and $690,607 for the nine months ended September 30, 2010, and 2009, respectively. There were no impairment provisions made as of September 30, 2010, and December 31, 2009.

Note 7-Intangible Assets

As of September 30, 2010, and December 31, 2009, intangible assets consisted of the following:

	September 30, 2010	December 31, 2009
Manufacturing right (China pharmaceutical manufacturing permit)	$418,029	$410,064
License fees (medicine patent)	166,089	162,924
Software (accounting system)	4,479	4,394
Total intangible assets	588,597	577,382
Less-Accumulated amortization	(431,836)	(383,858)
Net intangible assets	$156,761	$193,524

Amortization expense amounted to $47,978 and $43,103 for the nine months ended September 30, 2010, and 2009, respectively.

Index

BIOPHARM ASIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010, and 2009
(Unaudited)

The projected amortization expense attributed to future periods is as follows:

2010 (full year)	$45,582
2011	45,890
2012	41,125
2013	24,164
$156,761

Note 8-Deferred Lease Payments

As of September 30, 2010, and December 31, 2009, deferred lease payments consisted of the following:

	September 30, 2010	December 31, 2009
Deferred lease payments for the rental of offices	$13,437	$-
Deferred lease payments for Biological assets	1,410,847	1,845,289
Total	$1,424,284	$1,845,289

The Company leases from the local government in the PRC two farms that are used to plant and cultivate Schisandra trees.  Schisandra is harvested once a year with the highest production yield beginning three years after initial planting.  Schisandra berries can be used to produce Chinese medicines for a variety of diseases.

The first land parcel (Lease #1) is approximately 330 acres, and was leased for a 30-year term, which began on January 1, 2003.  A total of four lease payments of approximately $12,370,000 (RMB 84,000,000) each are to be paid on the dates, June 30, 2003 (paid by the Company), June 30, 2011, June 30, 2019, and June 30, 2027.  The annual lease expense for Lease #1 has been calculated using the straight-line method over the life of the lease, and is approximately $410,000 (RMB 2,800,000) per year.  As of September 30, 2010, and December 31, 2009, the Company had deferred lease payments prepaid on this parcel of land of $104,507 and $409,842, respectively.

The Company leased a second land parcel (Lease #2) of approximately 165 acres pursuant to a 25-year lease commencing January 1, 2008.  A total of four lease payments amounting to approximately $5,150,000 (RMB 35,000,000) are to be paid over the 25-year term of Lease #2 on June 30, 2008 (paid by the Company), June 30, 2009 (paid by the Company), June 30, 2017 (approximately $1,650,000), and June 30, 2025 (approximately $1,650,000).  The annual lease expense for Lease #2 has been calculated using the straight-line method over the life of the lease, and is approximately $205,000 (RMB 1,400,000) per year.  As of September 30, 2010, and December 31, 2009, the Company had deferred lease payments prepaid on this parcel of land of $1,306,341 and $1,435,447, respectively.

The following table reflects the approximate scheduled future lease payment dates and amounts for Leases #1 and #2:

June 30, 2011	$3,369,688
June 30, 2017	1,677,220
June 30, 2019	3,369,688
June 30, 2025	1,677,220
June 30, 2027	2,525,996
Total	$12, 619,812

Index

BIOPHARM ASIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010, and 2009
(Unaudited)

Total deferred lease payments amounted to $1,424,284 and $1,845,289 as of September 30, 2010, and December 31, 2009, respectively.

Note 9-Short-term Loans

Short-term loans consisted of the following:

	September 30, 2010	December 31, 2009
Loan payable to City Credit Union (Construction Road) due on December 19, 2010, with annual interest rate of 10.5% and secured by buildings and equipment.	$773,354	$758,619
Loan payable to City Credit Union (Construction Road) due on July 21, 2011, with annual interest rate of 10.5% and secured by building and equipment.	147,803	144,987
Loan payable to Agriculture Finance Bureau of TongHua government, due on December 6, 2010 non-interest bearing and secured by buildings.	223,944	219,677
Loan payable to City Credit Union (Construction Road) due on April 21, 2011, with annual interest rate of 5.94% and secured by buildings and equipment.	821,128	805,483
Loan payable to City Credit Union (Construction Road) due on June 20, 2011, with annual interest rate of 5.94%, secured by buildings and equipment.	3,020,259	2,962,713
Total short-term loans	$4,986,488	$4,891,479

Note 10-Accounts Payable and Accrued Liabilities

At September 30, 2010, and December 31, 2009, accounts payable and accrued liabilities were $23,927,829 and $15,333,980, respectively. Accounts payable consists primarily of amounts due to suppliers and vendors. Items included in accounts payable and accrued liabilities are the following:

	September 30, 2010	December 31, 2009
Accounts payable – trade	$23,620,467	$12,722,407
Accrued liabilities	163,209	2,466,568
Payroll and welfare payables	144,153	145,005
Total accounts payable and accrued expenses	$23,927,829	$15,333,980

Note 11-Advances from Customers

Advances from customers represent prepayments to the Company for merchandise that had not yet been shipped to customers or services that had not yet been rendered to customers. The Company will recognize these advances as revenue as customers take delivery of the goods or when the services have been rendered, in compliance with the Company’s revenue recognition policy. Advances from customers totaled $0 and $143,751 as of September 30, 2010 and December 31, 2009, respectively.

Index

BIOPHARM ASIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010, and 2009
(Unaudited)

Note 12-Taxes Payable

As of September 30, 2010, and December 31, 2009, taxes payable consisted of the following:

	September 30, 2010	December 31, 2009
Income taxes payable	$1,438,928	$1,536,184
Value added taxes payable	1,023,616	2,164,731
Other taxes payable	127,163	191,834
Total taxes payable	$2,589,707	$3,892,749

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

The deferred assets as of September 30, 2010, of $77,098 pertain to the allowance for bad debts.

The cumulative net operating losses pertaining to the US available to the Company are $ 122,199 as of September 30, 2010. These will expire by 2030.  Due to the uncertainty surrounding the realization of the favorable U.S. tax attributes in future tax returns, the Company has recorded a full valuation allowance against the otherwise recognizable U.S. net deferred tax assets resulting from losses in the US as of September 30, 2010 and December 31, 2009

The Company calculates its interim income tax provision in accordance with US GAAP and thus in calculating the provision for income taxes on an interim basis, the Company uses an estimate of the annual effective tax rate based upon the facts and circumstances known and applies that rate to its ordinary year to date earnings or losses.  The Company’s effective tax rate is based on expected income and statutory tax rates and takes into consideration any permanent differences between financial statement and tax return income applicable to the Company in the jurisdictions in which the Company operates.  The effect of discrete items, such as changes in estimates, changes in enacted tax laws or rates or tax status, and unusual or infrequently occurring events, would be recognized in the interim period in which the discrete item occurs.  The accounting estimates used to compute the provision for income taxes may change as new events occur, additional information is obtained or as the result of new judicial interpretations or regulatory or tax law changes.

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

CNPH HK was incorporated in Hong Kong and is subject to Hong Kong profit tax of 17.5% on its activities conducted in Hong Kong and any income arising in or derived from Hong Kong.  No provision for profits tax has been made as the Company has no assessable income from Hong Kong for the nine month periods ended September 30, 2010 and September 30, 2009.

Index

BIOPHARM ASIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010, and 2009
(Unaudited)

Note 13-Other Payables

As of September 30, 2010, and December 31, 2009, Other payables consisted of the following:

	September 30, 2010	December 31, 2009
Security deposits from salesmen	$434,790	$426,066
Union payable	17,060	19,013
Employees benefits payables	105,438	41,510
Payables to employees	4,965,513	3,715,649
Total other payables	$5,522,801	$4,202,238

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

Note 15-Segment Reporting

US GAAP requires the use of the management approach model for segment reporting.  The management approach model is based on how a company's management organizes segments within the company for making operating decisions and assessing performance.  Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.  Based on this model, the Company has determined that it has five segments plus its Corporate expenses.  The Company’s principal businesses are herbal planting, drug manufacturing, distribution, and the retail sale of a broad line of health care products.  Based on the various operation activities, the Company’s reportable segments are as follows:

Herbal planting – the planting, processing and selling of herbs in China.
Drug manufacturing – the production and sale of herbal and pharmaceutical products.
Distribution – the sale of healthcare products to hospitals and pharmacy shops.
Retailing – the sale of healthcare products to consumers.
Other –other small business units of the Company

	Three months ended September 30, 2010
	Herbal Planting	Drug Manufacturing	Distribution	Retailing	Other small business units of the Company	Corporate		Total
Revenues	$-	$10,959,750	$12,299,348	$21,411,980	$30,825	$-		$44,701,903
Depreciation & amortization	100,852	70,787	6,372	39,366	1,813	-		219,190
Income from operations	(58,333)	3,287,380	2,368,197	3,898,244	13,674	(534,169)		8,974,993
Purchase of property and equipment	$850,577	$-	$-	$-	$71,662	$-	$	$922,239

Index

BIOPHARM ASIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010, and 2009
(Unaudited)

	Three months ended September 30, 2009
	Herbal Planting	Drug Manufacturing	Distribution	Retailing	Corporate	Total
Revenues	$(2,808)	$6,781,811	$10,467,116	$9,335,707	$-	$26,581,826
Depreciation & amortization	329,285	116,976	5,380	$-	-	451,641
Income from operations	(58,485)	1,063,407	2,781,984	$2,936,077	(265,872)	6,457,111
Purchase of property and equipment	$2,215,580	$-	$47,712	$1,348,804	$-	$3,612,096

	Nine months ended September 30, 2010
	Herbal Planting	Drug Manufacturing	Distribution	Retailing	Other small business units of the Company	Corporate	Total
Revenues	$1,393,684	$27,580,362	$34,066,797	$38,896,195	$30,825	$-	$101,967,862
Depreciation & amortization	301,717	529,948	19,692	106,616	1,813	-	959,786
Income from operations	105,949	6,306,182	9,350,093	5,732,903	13,674	(637,606)	20,871,195
Purchase of property and equipment	$1,387,081	$	$	$	$71,662	$-	$1,458,743

	Nine months ended September 30, 2009
	Herbal Planting	Drug Manufacturing		Distribution	Retailing	Corporate	Total
Revenues	$2,337,677	$		$36,249,335	$11,852,602	$-	$69,184,574
Depreciation & amortization	851,387		281,871	14,726	$-	-	1,147,984
Income from operations	487,464		3,797,187	7,474,513	$3,479,306	(514,124)	14,724,346
Purchase of property and equipment	$2,966,495	$		$47,702	$1,342,527	$-	$4,356,724

Index

BIOPHARM ASIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010, and 2009
(Unaudited)

Note 16-Related Party Transactions

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Parties are also considered to be related if they are subject to common control or common significant influence.

Due to/from Related Parties

Prior to the Merger (see Note 1), and from time to time thereafter, the Company advanced funds to or received funds from some stockholders. These advances are non-interest bearing, unsecured and payable on demand. The related parties make monthly payments on these advances.

Due to related parties:

Related Party	September 30, 2010	December 31, 2009
Hong Lin (stockholder)	$-	$52,368
Yanhua Han (chairman)	-	9,885
Kean Yuan (Manager)	-	155,132
Other Stockholders	7,405,744	87,373
Total due to related parties	$7,405,744	$304,758

Due from related parties:

Related Party	September 30, 2010	December 31, 2009
Yanhua Han	$-	$890,074
Hong Lin	-	449,754
Other related parties	3,579,984	-
Total due from related parties	$3,579,984	$1,339,828

Note 17-Statutory Reserve Fund

In accordance with PRC regulations, the Company is required to make appropriations to reserve funds, based on after-tax net income, from its PRC incorporated subsidiaries. Collectively these are the statutory reserve fund and are contained in the Company’s stockholders’ equity. Annual appropriations to the statutory reserve should be at least 10% of the after tax net income determined in accordance with PRC regulations until the statutory reserve is equal to 50% of the entity’s registered capital or members’ equity.

HERB and HUACHEN transfer 10 percent of their profit after tax as reported in their PRC statutory financial statements to these statutory reserve funds. The reserve accounts can be used to offset losses incurred or to increase the registered capital. Except for the reduction of losses incurred, any other application should not result in this reserve balance falling below 25 percent of the registered capital. The statutory reserve funds of both PHARMACY and SILIN as of September 30, 2010, have reached 50 percent of their registered capital, and thus do not need to make any further contributions.

As of September 30, 2010, and December 31, 2009, the Company had statutory reserve fund balances of $3,774,636, and $2,678,094, respectively.

Note 18-Business combinations and acquisitions of minority interest

On June 18, 2010, the Company purchased 100 percent of the outstanding shares of Beijing Zhihe Ruikang Hospital Management Ltd. for 2,400,000 RMB, or approximately $350,000. The fair value of the business was approximately equivalent to the purchase price and no goodwill was deemed accountable due to the relatively small scale of the operation and short incorporation history of the acquired company.

On August 7, 2010, the Company purchased 100 percent of the outstanding shares of Tonghua Tianbao Wood Frog Cultivation Limited Company for RMB 2,000,000, or approximately $300,000. The fair value of the business was approximately equivalent to the purchase price and no goodwill was deemed accountable due to the relatively small scale of the operation and short incorporation history of the acquired company.

Index

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Report on Form 10-Q. The following discussion contains forward-looking statements. Our actual results may differ significantly from those projected. Factors that may cause future results to differ materially from those projected include, but are not limited to, those discussed in "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2009 filed on May 12, 2010 (the “2009 Form 10-K”), and elsewhere in this Form 10-Q.

Business Segments and Product Offerings

Our principal businesses are the planting, manufacture, distribution and retail sale of a broad line of health care products. Based on the various operating activities, our reportable operating segments are as follows:
●	Herbal planting – planting, processing and selling herbs in China.
●	Drug manufacturing – the production and sale of herbal and pharmaceutical products.
●	Distribution – the sale of healthcare products to hospitals and pharmacy shops.
●	Retailing – the sale of healthcare products to consumers.
●	Other -- other small business units of the Company

The merchandise offered at our retail drug stores can be broadly classified into the following categories:

Prescription Drugs. Our retail stores offer approximately 300 prescription drugs. We accept prescriptions only from licensed health care providers and do not prescribe medications or otherwise practice medicine. Our in-store pharmacists verify the validity, accuracy and completeness of all prescription drug orders. We ask all prescription drug customers to provide us with information regarding drug allergies, current medical conditions and current medications. Sales of prescription drugs accounted for 25% of our retail stores’ revenue in the third quarter of 2010.

OTC Drugs. We offer approximately 1,150 over-the-counter (“OTC”) drugs, including western medicines and traditional Chinese medicines, for the treatment of common diseases. Sales of OTC drugs accounted for 45% of our retail stores’ revenue in the third quarter of 2010.

Nutritional Supplements. We offer approximately 85 nutritional supplements, including a variety of healthcare supplements, vitamins, minerals and dietary products. We expect sales of nutritional supplements to increase more rapidly than those of drugs due to increasing wealth and disposable income of Chinese residents living in the larger metropolitan cities, and intend to rapidly grow the variety of nutritional supplements available in our stores. Nutritional supplements normally generate higher gross margins than prescription and OTC drugs. Sales of nutritional supplements accounted for 9% of our retail stores’ revenue in the third quarter of 2010.

Herbal Products. We offer various types of drinkable herbal remedies and packages of assorted herbs for making soup, which are used by consumers as health supplements. Herbal products typically have higher gross margins than prescription and OTC drugs. Sales of herbal products accounted for 11% of our retail stores’ revenue in the third quarter of 2010.

Other Products. Our other products include personal care products such as skin care, hair care and beauty products, family care products such as portable medical devices for family use, birth control and early pregnancy test products and convenience products, including soft drinks, packaged snacks, and other consumables, cleaning agents and stationery. Our other products also include seasonal and promotional items tailored to local consumer demand for convenience and quality. We believe offering these products increases customer visits by increasing the shopping convenience for our customers. Sales of other products accounted for 10% of our revenue in the third quarter of 2010.

The following table presents certain information derived from our consolidated statements of operations and the statements of cash flows for the three and nine months ended September 30, 2010, and 2009.

Index

Comparison of the Results of Operations for the Three Months Ended September 30, 2010 and 2009

	Three months ended September 30,
	2010	2009	Increase (Decrease)	Percentage change
Revenues	$44,701,903	$26,581,826	$18,120,077	68%
Cost of goods sold	31,817,412	16,220,050	15,597,362	96%
Gross profit	12,884,491	10,361,776	2,522,715	24%
Sales and marketing	2,139,128	2,114,289	24,839	1%
General and administrative expense	1,770,370	1,790,376	(20,006)	(1%)
Income from operations	8,974,993	6,457,111	2,517,882	39%
Interest expense	115,015	122,089	(7,074)	(6%)
Income before income taxes	8,859,978	6,335,022	2,524,956	40%
Provision for income taxes	2,334,338	1,554,605	779,733	50%
Net income	$6,525,640	$4,780,417	1,745,223	37%

Comparison of the Results of Operations for the Nine Months Ended September 30, 2010 and 2009

	Nine months ended September 30,
	2010	2009	Increase (Decrease)	Percentage change
Revenues	$101,967,862	$69,189,574	$32,778,288	47%
Cost of goods sold	70,791,913	46,865,716	23,926,197	51%
Gross profit	31,175,949	22,323,858	8,852,091	40%
Sales and marketing	6,323,591	5,256,823	1,066,768	20%
General and administrative expense	3,981,163	2,342,689	1,638,474	70%
Income from operations	20,871,195	14,724,346	6,146,849	42%
Interest expense	328,231	341,804	(13,573)	(4%)
Income before income taxes	20,542,964	14,382,542	6,160,422	43%
Provision for income taxes	(4,917,676)	(3,682,373)	(1,235,303)	34%
Net income	$15,625,288	$10,700,169	4,925,119	46%

Revenue: Revenue was $101,967,862 for nine months ended September 30, 2010, an increase of $32,778,288 (or approximately 47%) as compared to the comparable 2009 period. This was primarily attributable to the increased revenue of approximately $27.0 million in our Retail business and $8.8 million in our Drug Manufacturing segment. These increases largely resulted from the Company’s expansion into the drug store retail business during 2009 (with 150 stores being opened in May and 210 stores commencing operations in July, 2009), along with the growth of the healthcare market in China and newly introduced governmental policies that encourage more OTC drugs to be available to public and social welfare claimants.  These increases were slightly offset by an approximately $2 million reduction in revenue from the Distribution segment due to the fact that as the Company expanded into retail drug stores, products were increasingly being delivered to our own drug stores and thus not reportable as revenue of our Distribution segment.

Index

Comparison of Revenue by Segment for the Three Months Ended September 30, 2010 and 2009

Segment	2010	Percent of total	2009	Percent of total	Increase (Decrease)	Percentage change
Herbal Planting	$-	0%	$(2,808)	0%	$2,808	n/m
Drug Manufacturing	10,959,750	25%	6,781,811	26%	4,177,939	62%
Distribution	12,299,348	28%	10,467,116	39%	1,832,232	18%
Retailing	21,411,980	48%	9,335,707	35%	12,076,273	129%
Other	30,825	0%	-	0%	30,825	n/m
Total	$44,701,903	100%	$26,581,826	100%	$18,120,077	68%

Comparison of the Revenue by Segment for the Nine Months Ended September 30, 2010 and 2009

Segment	2010	Percent of total	2009	Percent of total	Increase (Decrease)	Percentage change
Herbal Planting	$1,393,684	2%	$2,337,677	3%	$(943,993)	(40%)
Drug Manufacturing	27,580,362	27%	18,749,960	27%	8,830,402	47%
Distribution	34,066,796	33%	36,249,335	52%	(2,182,539)	(6%)
Retailing	38,896,195	38%	11,852,602	18%	27,043,593	228%
Other	30,825	0%	-	0%	30,825	n/m
Total	$101,967,862	100%	$69,189,574	100%	$32,778,288	47%

Comparisons of Cost of Goods Sold and Gross Profit for the Three Months Ended September 30, 2010 and 2009

	2010	% of Net Revenue	2009	% of Net Revenue	Increase (Decrease)
Cost of goods sold	$31,817,412	71%	$16,220,050	$61%	15,597,362
Gross profit	$12,884,491	29%	$10,361,776	$39%	2,522,715

Comparisons of Cost of Goods Sold and Gross Profit for the Nine Months Ended September 30, 2010 and 2009

	2010	% of Net Revenue	2009	% of Net Revenue	Increase (Decrease)
Cost of goods sold	$70,791,913	69%	$46,865,716	$68%	23,926,197
Gross profit	$31,175,949	31%	$22,323,858	$32%	8,852,091

Index

Cost of Goods Sold: Cost of goods sold reflects raw materials consumed, direct salaries and benefits of staff engaged in the production process, and electricity and other manufacturing and logistics costs. The cost of goods sold for the three and nine month periods ended September 30, 2010 increased by $15.6 million and $23.9 million, respectively, as compared to the comparable periods in 2009, due to the revenue increases during such periods, and the adverse effect of higher cost of products in the Retail segment.

Gross Profit: The Company’s gross profit as a percentage of net revenue decreased by ten percent points for the three month period and decreased by one percent point for the nine month period ended September 30, 2010 as compared to the same periods in 2009. The decrease in the profit margin was attributable to price reductions resulting from price competition in the retail market and recent government-mandated price reductions for the products included in the national and provincial medical insurance catalogs or in the national essential drug list. There was also an increase in product costs during the periods, in part due to the impact of the introduction of a minimum wage in the third quarter.

Operating Expenses: The Company’s ability to control its operating expenses is a key factor driving results of operations. The following table sets forth operating expenses as a percentage of net revenue for the periods indicated:

	Three months ended September 30,
	2010	% of Net Revenue	2009	% of Net Revenue	Increase (Decrease)	Percentage Change
Sales and marketing expenses	$2,139,128	5%	$2,114,289	8%	$24,839	1.2%
General and administrative	1,770,370	4%	1,790,376	7%	(20,006)	(1.1)%
Total operating expenses	$3,909,498	9%	$3,904,665	15%	$4,833	0.1%

	Nine months ended September 30,
	2010	% of Net Revenue	2009	% of Net Revenue	Increase (Decrease)	Percentage change
Sales and marketing expenses	$6,323,591	6%	$5,256,823	8%	$1,066,768	20%
General and administrative	3,981,163	4%	2,342,689	3%	1,638,474	70%
Total operating expenses	$10,304,754	10%	$7,599,512	11.0%	$2,705,242	36%

Sales and Marketing Expenses: Our sales and marketing expenses primarily consist of salaries and benefits to our staff at our retail drug stores and distribution centers, and rental and utility expenses of our drug stores and distribution centers. Selling expenses also include depreciation of leasehold improvements of our stores, distribution centers and store equipment, as well as costs associated with organizing promotional and marketing activities. There was little movement in sales and marketing expenses for the three month period ended September 30, 2010. The increase of $1.07 million for the nine month period ended September 30, 2010 was mainly due to the increase in the number of retail stores that occurred during 2009, and continuous cost management over the period while revenues increased.

General and Administrative Expenses Our general and administrative expenses primarily consist of salaries and benefits to our management and administrative personnel, rental and utility expenses of premises used for administrative purposes, depreciation of our administrative equipment, legal fees, accounting and other professional services, office consumables and other expenses associated with our administrative offices. While general and administrative expenses increased by an insignificant amount for the three month period ended September 30, 2010 as compared to the 2009 period, they did increase by about $1.64 million for the nine month period ended September 30, 2010 as compared to the same period in 2009. The increases reflect the increased expenses resulting from the newly opened drug stores, higher labor and store rentals, and corporate and professional costs associated with becoming a public company following the reverse merger transaction on May 7, 2009.

Index

Comparisons of Income from Operations the Three Months Ended September 30, 2010 and 2009

Segment	2010	Percent of total	2009	Increase (Decrease)	Percent Change
Herbal Planting	$(58,333)	-0.7%	$(58,485)	$152	0%
Drug Manufacturing	3,287,380	36%	1,063,407	2,223,973	209%
Distribution	2,368,197	26%	2,781,984	(413,787)	(15%)
Retailing	3,898,244	43%	2,936,077	962,167	33%
Other	13,674	0.3%	-	13,674	n/m

Income from operations before corporate costs	9,509,162	106%	6,722,983	2,786,179	41%
Corporate costs	(534,169)	-6%	(265,872)	268,297	101%
Income from operations	$8,974,993	100%	$6,457,111	$2,517,882	39%

Comparisons of Income from Operations the Nine Months Ended September 30, 2010 and 2009

Segment	2010	Percent of total	2009	Increase (Decrease)	Percent Change
Herbal Planting	$105,949	1%	$487,464	$(381,515)	-78%
Drug Manufacturing	6,306,182	30%	3,797,187	2,508,995	66%
Distribution	9,350,093	45%	7,474,513	1,875,580	25%
Retailing	5,732,903	27%	3,479,306	2,253,597	65%
Other	13,674	0%	-	13,674	n/m

Income from operations before corporate costs	21,508,801	103%	15,238,470	6,270,331	41%
Corporate costs	(637,606)	-3%	(514,124)	123,482	24%
Income from operations	$20,871,195	100%	$14,724,346	$6,146,849	42%

Income from operations of the Herbal Planting segment decreased $ 0.4 million for the nine month period ended September 30, 2010 as compared to the same periods in 2009. This decrease resulted from the increase in the volume of our products delivered to our own Drug Manufacturing segment, which thus caused third party revenue to be reduced, and a decrease in the prices received for our Chinese Magnolia Vine Fruit.

Income from operations of the Drug Manufacturing segment increased $2.2 million and $2.5 million for the third quarter and nine month periods ended September 30, 2010 as compared to the comparable periods in 2009. The increases were attributable to the significant growth in sales volume due to the domestic market expansion, PRC government-led healthcare reforms and relatively stable costs in selling, general and administrative expenses.

Income from operations of the Distribution segment decreased $0.4 million and increased $1.9 million for the three and nine month periods ended September 30, 2010 as compared to the same periods in 2009. The movements reflected the competition in the distribution industry and the reduction in the prices charged to third party customers in the third quarter. A series of internal control and cost management procedures were implemented in 2010 that resulted in a significant cost reductions and improved profit margin.

Index

Income from operations of the Retailing segment increased $1 million and $2.3 million for the three and nine months ended September 30, 2010 as compared to the same periods in 2009, reflecting the significant revenue increases of $12.1 million and $27.0 million in the three and nine month periods partially offset by lower gross margins as discussed above.

Net Income Net income for the three and nine months ended September 30, 2010 increased by $1.7 million and $4.9 million, respectively, as compared to the comparable 2009 periods. These increases reflect revenue growth, particularly from the newly opened drug store sales, and distribution sales, and relatively stable costs in selling, general and administrative expenses, partially offset by a lower gross margin in retail during the three month period.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2010, cash and cash equivalents were $15,407,736 as compared to $11,066,671 as of December 31, 2009. The components of this increase of $4,341,065 are reflected below.

Cash Flows:

	For the nine months ended September 30,
	2010	2009
Net cash provided by (used in) operating activities	$(1,202,626)	$14,723,584
Net cash used in investing activities	(1,871,909)	(5,942,399)
Net cash provided by (used in) financing activities	4,860,830	(11,330,836)
Effect of exchange rate changes	2,554,770	15,536
Net cash inflow (outflow)	4,341,065	(2,534,115)
Cash, beginning of year	11,066,671	5,869,607
Cash, end of period	$15,407,736	$3,335,492

Net Cash Provided by (Used in) Operating Activities

During the nine months ended September 30, 2010, we had negative cash flow from operating activities of $1.2 million, largely attributable to an increase in accounts receivable of $21 million and in inventories of $5.4 million, partially offset by net income of $15.6 million, and an increase in accounts payable of $8.6 million.  The increases in accounts receivable, inventories and accounts payable are primarily due to the increased level of revenue experienced by the Company.

Net Cash Used in Investing Activities

The level of investing activities was greater in 2009 due largely to the setting up of the Company’s new retail stores, and greater spending for the cultivation of Schisandra berry trees as compared to these expenditures in 2010.

Index

Net Cash Provided by (Used in) Financing Activities

The cash provided by financing activities in the nine months ended September 30, 2010 mainly reflects $7.1 million of proceeds from related parties and $2.2 million of payments to related parties for advances received previously.

Working capital as of September 30, 2010 was $35,029,741, compared to $17,632,831 on December 31, 2009, reflecting an overall increase in cash and cash equivalents of $4,341,065.

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

Our chief executive officer and chief financial officer conducted an evaluation of our disclosure controls and procedures at the end of the period covered by this report and determined that for the reasons set forth in our 2009 Form 10-K our disclosure controls and procedures were not effective. We have commenced and will continue the implementation of certain improvements intended to remediate these deficiencies.

(b) There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II

OTHER INFORMATION

ITEM 1A.  RISK FACTORS.

Our business is subject to numerous risks and uncertainties, including but not limited to those discussed in this report and in "Risk Factors" in our 2009  Form 10-K..  Such discussion is incorporated herein by reference.

ITEM 6.  EXHIBITS

The following exhibits are filed with this report:

31.1 Rule 13a-14(a)/15d-14(a) - Certification of Chief Executive Officer.
31.2 Rule 13a-14(a)/15d-14(a) - Certification of Chief Financial Officer
32.1 Section 1350 Certification - Chief Executive Officer.
32.2 Section 1350 Certification - Chief Financial Officer.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOPHARM ASIA, INC.

Dated: November 19, 2010	By:	/s/ Ruiying Dong
Ruiying Dong Chief Financial Officer