Form 10-K/A
period 2009-12-31
BIOPHARM ASIA, INC.
filed 2011-04-01
CIK 1080908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No.1)

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

Explanatory Note

As stated in the Form 8-K/A we filed on March 8, 2011, amending the Current Report on Form 8-K we originally filed on January 24, 2011 reporting that we had terminated Former Accountant, we reported that “[w]e have been advised that the licenses of Edwin Reese Davis, Jr. and his firm, the Davis Accounting Group, P.C, lapsed on September 30, 2008 and were formally revoked as of November 4, 2010 by the Utah Division of Occupational & Professional Licensing the (“DOPL”). We also understand that the successor firm, Etania Audit Group P.C. is not licensed to practice by the Utah DOPL.

We had engaged the Former Accountant, which continues to appear on the list of Registered Independent Public Accountants registered with the Public Accounting Oversight Board, to audit the financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (the “2009 Form 10-K”), and the Former Accountant issued a report on those financial statements which was included in the 2009 Form 10-K.”

We are have received a letter of comment from the Securities and Exchange Commission concerning the 2009 Form 10-K stating that we may not include the audit report of the Former Accountant in our 2009 because the Former Accountant was not licensed as of the date of the audit report included in the 2009 Form 10-K. Accordingly, we will file an amendment to our 2009 Form 10-K deleting the audit report of the Former Accountant included in our 2009 Form 10-K and indicating that the financial statements as at December 31, 2008 and 2009 and the years then ended have not been audited.

We are filing this amendment in response to a letter of comment we received from the Securities and Exchange Commission concerning the 2009 Form 10-K stating that we may not include the audit report of the Former Accountant in our 2009 because the Former Accountant was not licensed as of the date of the audit report included in the 2009 Form 10-K. This amendment to our 2009 Form 10-K is being filed to amend Item 7. Financial Statements, to remove the audit report of the Former Accountant and to indicate on the face of each of our financial statements included therein that the financial information presented is “Unaudited”.

As previously reported in our Current Report on Form 8-K filed on February 14, 2011, we have engaged Acquavella, Chiarelli, Shuster, Berkower & Co. LLP (the “New Accountant”) to audit our financial statements to be included in our Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K”), which will include our financial statements as at December 31, 2009 and 2010 and the years then ended, and the audit report of the New Accountant thereon.  Following the filing of the 2010 Form 10-K and after the inclusion therein of the audit report of the New Accountant on our financial statements as at and for the year ended December 31, 2009, we will file a further amendment to our 2009 Form 10-K to include the audit report of the New Accountant on our financial statements as at and for the year ended December 31, 2009.

Item 8. Financial Statements

The Financial Statements in this Annual Report are presented commencing on page F-1 following Item 15.

BIOPHARM ASIA, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31 2009 AND 2008

Consolidated Financial Statements-

Consolidated Balance Sheets as of December 31 2009 and 2008 (Unaudited)	F-3

Consolidated Statements of Operations and Comprehensive Income
for the Years Ended December 31, 2009 and 2008(Unaudited)	F-4

Consolidated Statements of Stockholders’ Equity for the Years Ended
December 31, 2009 and 2008(Unaudited)	F-5

Consolidated Statements of Cash Flows for Years Ended December 31, 2009
and 2008(Unaudited)	F-6

Notes to Consolidated Financial Statements December 31, 2009 and 2008 (Unaudited)	F-7

BIOPHARM ASIA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2009 AND 2008

	2009	2008
ASSETS	Unaudited	Unaudited

Current Assets:
Cash and cash equivalents	$11,066,671	$5,869,607
Accounts receivable-
Trade	18,716,094	15,354,103
Employees and other	1,538,783	855,271
Related parties	1,339,828	4,129,531
Less - Allowance for doubtful accounts	(514,011)	(719,224)
Total accounts receivable	21,080,694	19,619,681
Inventories	14,057,699	7,908,494
Advances to suppliers	196,722	108,146
Total current assets	46,401,786	33,505,928

Property and Equipment:
Buildings	4,928,544	4,923,929
Biological assets	6,247,016	3,706,031
Machinery and equipment	1,745,432	1,727,293
Vehicles	376,467	344,686
Leasehold improvements	2,682,284	-
	15,979,743	10,701,939
Less - Accumulated depreciation and amortization	(4,178,211)	(3,293,973)
	11,801,532	7,407,966
Construction work in progress	1,077,846	-
Net property and equipment	12,879,378	7,407,966

Other Assets:
Intangible assets, net	193,524	250,807
Deferred lease payments	1,845,289	819,360
Total other assets	2,038,813	1,070,167

Total Assets	$61,319,977	$41,984,061

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Short-term loans	$4,891,479	$5,185,840
Accounts payable and accrued liabilities	15,333,980	5,187,915
Advances from customers	143,751	315,885
Taxes payable	3,892,749	2,825,457
Other payables	4,202,238	937,434
Due to related parties	304,758	777,810
Total current liabilities	28,768,955	15,230,341
Total liabilities	28,768,955	15,230,341

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized; 155,000 and nil shares of Series A Convertible Preferred Stock subscribed for in 2009 and 2008, respectively	310,000	-
Receivable related to preferred stock subscriptions	(310,000)	-
Common stock, $0.001 par value, 150,000,000 shares authorized; 50,000,000 shares issued and outstanding in 2009 and 2008, respectively	50,000	50,000
Additional paid-in capital - Common stock	8,066,293	8,066,293
Statutory surplus reserves	2,678,094	2,117,010
Retained earnings	19,601,804	14,393,409
Accumulated other comprehensive income	2,154,831	2,127,008
Total Stockholders' Equity	32,551,022	26,753,720

Total Liabilities and Stockholders' Equity	$61,319,977	$41,984,061

 The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

BIOPHARM ASIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008
	Unaudited	Unaudited
Revenues	$123,918,423	$90,855,824

Cost of Goods Sold	85,490,929	63,736,807

Gross Profit	38,427,494	27,119,017

Expenses:
Sales and marketing	8,090,078	6,509,078
General and administrative	2,599,329	1,678,119
Total operating expenses	10,689,407	8,187,197

Income from Operations	27,738,087	18,931,820

Interest Expense	(455,706)	(441,036)

Income before Income Taxes	27,282,381	18,490,784

Provision for Income Taxes	(6,633,916)	(4,063,027)

Net Income	$20,648,465	$14,427,757

Other Comprehensive Income:
Foreign currency translation adjustment	27,823	1,251,323
Total Comprehensive Income	$20,676,288	$15,679,080

Earnings Per Common Share:
Earnings per common share - Basic and Diluted	$0.41	$0.29

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	50,000,000	50,000,000

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

BIOPHARM ASIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Unaudited)

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

BIOPHARM ASIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008
	Unaudited	Unaudited
Net Cash Provided by Operating Activities:
Net income	$20,648,465	$14,427,757
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	941,521	890,780
Allowance for doubtful accounts	57,287	-
Recovery of allowance for doubtful accounts	(265,296)	-
Changes in Operating Assets and Liabilities-
Accounts receivable	(3,419,011)	(1,613,528)
Other receivables	(623,696)	(49,749)
Advances to suppliers	(88,576)	370,346
Inventories	(6,149,205)	(1,460,458)
Accounts payable and accrued liabilities	10,146,065	(373,592)
Other payables	3,264,804	(1,060,587)
Advances from customers	(172,134)	(171,460)
Taxes payable	1,067,292	1,532,033
Net Cash Provided by Operating Activities	25,407,516	12,491,542

Investing Activities:
Deferred lease payments	(1,025,929)	330,600
Disposal of property and equipment	-	45,886
Purchases of property and equipment	(6,355,650)	(722,447)
Net Cash (Used in) Investing Activities	(7,381,579)	(345,961)

Financing Activities:
Capital contribution	-	1,165,712
Dividends paid	(14,878,986)	(6,235,932)
Proceeds from short-term loans	3,768,196	4,515,989
Payments on short-term loans	(4,062,557)	(3,974,652)
Payments on long-term loans	-	(205,350)
Proceeds from related parties	2,789,703	-
Payments to related parties	(473,052)	(3,082,645)
Repayment from related parties	-	(3,924,181)
Net Cash (Used in) Financing Activities	(12,856,696)	(11,741,059)

Net Increase in Cash	5,169,241	404,522

Effect of Exchange Rate Changes on Cash and Cash Equivalents	27,823	1,251,323

Cash and Cash Equivalents - Beginning of Period	5,869,607	4,213,762

Cash and Cash Equivalents - End of Period	$11,066,671	$5,869,607

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$466,369	$451,791
Income taxes	$6,416,335	$4,146,299

Supplemental Disclosure of significant non-cash transactions:
Reclassification of construction in progress to property	$-	$18,626
Adjustment to statutory surplus reserves	$-	$906,090
Subscriptions to purchase 155,000 shares of Series A Preferred Stock to 13 investors	$310,000	$-

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

BIOPHARM ASIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

   Recent Accounting Pronouncements

In March 2008, the FASB issued ASC 815 “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement 133 .”  ASC 815 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how:  (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB No. 133, “Accounting for Derivative Instruments and Hedging Activities”; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  Specifically, ASC 815 requires:

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

Prior to the issuance of ASC 105, the US GAAP hierarchy was defined in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards (“SAS”) No. 69, “ The Meaning of Present Fairly in Conformity with Generally Accept Accounting Principles .”  SAS No. 69 has been criticized because it is directed to the auditor rather than the entity.  ASC 105 addresses these issues by establishing that the US GAAP hierarchy should be directed to entities because it is the entity (not the auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with US GAAP.

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

On May 26, 2008, the FASB issued ASC 944 “Accounting for Financial Guarantee Insurance Contracts.”  ASC 944 clarifies how FASB Statement No. 60, “ Accounting and Reporting by Insurance Enterprises ” (“SFAS No. 60”), applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities.  It also requires expanded disclosures about financial guarantee insurance contracts.

The accounting and disclosure requirements of ASC 944 are intended to improve the comparability and quality of information provided to users of financial statements by creating consistency.  Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under SFAS No. 60, “ Accounting and Reporting by Insurance Enterprises .”  That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under FASB Statement No. 5, “ Accounting for Contingencies ” (“SFAS No. 5”).  ASC 944 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation.  It also requires disclosure about (a) the risk-management activities used by an insurance enterprise to evaluate credit deterioration in its insured financial obligations and (b) the insurance enterprise’s surveillance or watch list.

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

BIOPHARM ASIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

This Statement also improves the information a not-for-profit entity provides about goodwill and other intangible assets after an acquisition by amending FASB Statement No. 142,  Goodwill and Other Intangible Assets , to make it fully applicable to not-for-profit entities.

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

In June 2009, the FASB issued ASC 860 “Accounting for Transfers of Financial Assets- an amendment of FASB Statement No, 140 .”  ASC 860 is a revision to SFAS No. 140 “ Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities ” and will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets.  It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures.

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

In June 2009, the FASB issued ASC 105 "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162 .”  ASC 105 establishes the FASB Accounting Standards Codification (the "Codification") to become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (“US GAAP”).  The Codification did not change US GAAP but reorganizes the literature.

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

BIOPHARM ASIA, INC.

Dated: March 29, 2011	By:	/s/ Xia Yang Hu
Xia Yang Hu Chief Executive Officer (principal executive officer)